Form 10KSB
period 1999-12-31
POLYSPHERICS INC
filed 2000-03-31
CIK 1100980

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549
                           FORM 10-KSB

X    ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURTIES AND
     EXCHANGE ACT
     OF 1934.

           For the fiscal year ended December 31, 1999

__   TRANSITION  REPORT  UNDER  SECTION  13  or  15(d)   OF   THE
     SECURITIES AND EXCHANGE
     ACT OF 1934.

           For the transition period from _________________ to
           ____________________.

                 Commission File No. - 000-28509

                     National Sorbents, Inc.
              formerly known as Polyspherics, Inc.

Nevada                                            31-1291923
(State of organization) (I.R.S. Employer Identification No.)

10139 Commerce Park Drive, Cincinnati, Ohio 45246
(Address of principal executive offices)

            Issuer's telephone number  (513) 860-4144

Securities registered under Section 12(b) of the Exchange Act:

                     Title of each class
Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

             Common Stock, par value $.001 per share
                        (Title of Class)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and 2 has been subject to such
filing requirements for the past 90 days.  Yes  X  No    .

Check if disclosure of delinquent filers in response to Item 405 of the Regulation S-B is not contained in this form, and no
disclosure will be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [    ]

State issuer's revenue for its most recent fiscal year.
$3,551,260

Aggregate market value of voting stock held by non-affiliates of registrant as of March 30: $7,710,726

Shares of Common Stock outstanding as of March 30:  9,763,938

               DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one): Yes
___; No  X

                             10-KSB

                        TABLE OF CONTENTS

                             PART I

Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

                             PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Item 6. Management Discussion and Analysis or Plan of Operation

Item 7. Financial Statements

Item 8. Changes In and Disagreements with Accountants or
Accounting and Financial Disclosure

                            PART III

Item 9. Directors, Executive Officers, Promoters and Control
    Persons; Compliance with Section 16(a)
    Of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and
Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and reports on Form 8-K



This Annual Report on Form 10-KSB contains statements which constitute forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of National Sorbents, Inc. together with its subsidiaries (referred in this report as "we", "us" and "our") with respect to (i) our financing plans, (ii) trends affecting our financial condition or results of operations, (iii) the impact of competition, and (iv) the expansion of certain operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under "Risk Factors," "Management's Discussion and Analysis or Plan of Operations" and "Description of Business" identifies important factors that could cause or contribute to such differences. See "Description of Business-Risk Factors-All forward-looking statements should be read with caution."

                             PART I

Item 1. Description of Business

National Sorbents, Inc., ("NSI") is engaged in the business of developing, manufacturing and marketing sorbent products
("sorbents") to industrial and governmental entities.
Additionally, NSI provides waste disposal management services to clients (primarily one large customer in the Midwest) on a contractual basis.

Sorbents are employed in control, containment, and clean-up of a variety of liquids including oil, chemical, acid, caustic, and water based liquids. Sorbents may be comprised of either natural, manufactured materials or a combination of both. The development of products consisting of a combination of materials allow the industry to offer products suited for specific application to the type of spill. NSI concentrates on developing sorbents, which maximize the amounts of liquids contained, controlled and cleaned up from any spill.

NSI markets its sorbents under the trademarked name "MAXX". The sorbents are categorized into three main product lines:

      MAXX ULTRA a general purpose absorbent engineered for maximum absorption of coolants, solvents, water, oil and other liquids with the exception of aggressive acids and caustics.

     MAXX SELECT is a specific purpose absorbent engineered for maximum absorption of oil and petrochemicals while repelling water.

     MAXX RESCUE is a universal absorbent which will absorb virtually any liquid including strong acids and caustics. The ability of the product to absorb any type of liquid makes it especially useful in controlling and containing spills of an unknown origin.

Recent Developments

Industry Overview

Sorbent materials are used in increasing amounts for both large and small situations, from hazardous waste control/cleanup through medical and mortuary applications. There is continuing growth in the concern for the impact of released chemicals, oils, hazardous materials, infectious and other toxic substances on both people and the environment. Federal and local regulations regarding the control/cleanup of spills as well as the ultimate disposal of sorbent materials used in the process are becoming more restrictive and specific. Generators are legally liable for the proper handling, control, and disposal of these materials. This constant increase in laws and enforcement mandates that companies be well informed of the regulations and the potential results/effects of any violation.

All private and governmental functions are being mandated to pursue waste minimization, resource recovery, and controlled disposition of materials used in the process. Proper sorbent material selection and usage provides fast and efficient control and cleanup of any incidence, provides personnel protection to those involved in the process, as well as protection to the safety personnel, such as fire and other emergency personnel, involved in the process.

Environmental concerns are the source of additional regulation and control of materials used by industry and governments.

The industry is comprised of a range of companies from wholesaler/distributors, through manufacturers/distributors, to direct manufacturers of sorbent materials. The relative size of companies in the industry ranges from small distributors through multi-national producers.

The product which may be classified as sorbents range from the basics, such as clay, sawdust, rags, etc. through the application specific man- made materials developed to maximize the amount of waste/spill controlled.

Competition

There are a large number of companies classifying themselves as providers of sorbent, but the major companies in the industry are less than twenty, and include such companies as 3M, Ergon, SPC, SpillTech, New Pig Corp., Matarah, and NSI.

The determinants of success in the market are the combination of product knowledge, application, quality, response and support at the time of an occurrence. NSI is acknowledged as an industry leader in these categories and maintains its commitment to support the needs of its customers.

Intellectual Property

Sorbents are produced from natural materials as well as generic formulated materials. The generic composition of the material precludes the acquisition of patents on the product. NSI does pursue design patents both domestically and internationally for products which it has developed and which offer unique features to the user of the product, to date NSI has not received the award of a design patent. NSI owns various trademarks on product lines which it has been awarded over time.

NSI has registered the trademark MAXX as the unique identification of the differentiation between its products and that of competitors. NSI vigorously protects this trademark.

History and Organization

NSI was formed as a proprietorship in 1988 by Daniel B. and Leslie E. Jones. NSI was incorporated in the State of Ohio on January 18, 1990 and reincorporated in the State of Nevada on January 19. 2000. NSI shares are traded under the symbol "NSIE" on the Over the Counter/Bulletin Board market.

On January 19, 2000 NSI reorganized as a Nevada corporation, while maintaining its administrative, sales and manufacturing facilities in Cincinnati, Ohio. Following the reorganization NSI acquired all of the outstanding shares of Polyspherics Corporation, a Nevada Corporation , with no assets, liabilities, revenues or operations. Subsequent to the completion of the acquisition of Polyspherics, NSI merged its wholly-owned subsidiary into itself and is the surviving entity for reporting purposes.

NSI has historically engaged in two segments of the environmental industry, the first being the sale of sorbent materials to distributors and end-users of the product, and the second being the contract management of waste disposal services for clients, primarily one large Midwest client. The sale of sorbents represented 49%, 26% and 19% of the total revenues of NSI for the years ended December 31, 1999, 1998 and 1997 respectively. Revenues from contract activities represented 51%, 74% and 81% of total revenues for NSI for the years ended December 31, 1999, 1998 and 1997 respectively, with a single waste management customer representing 98%, 95% and 99% of revenues from contract activities for the years ended December 31, 1999, 1998, and 1997 respectively.

Potential Expansion of Business

NSI has followed the corporate philosophy of identifying areas and/or industries where the control of various materials and liquids is a critical concern.

One of the most recent industries identified in this process is the mortuary industry. After several years of development and testing, during the fourth quarter of 1999 NSI introduced a line of products developed specifically to provide maximum control of body fluids and process fluids used during the preparation for interment or cremation of human corpses.

Employees

At December 31, 1999, NSI employed twenty five (25) individuals.
The distribution of employees by function is as follows:



     Production           13

     Sales and marketing   7

     Administration        5


No employees of NSI are covered by a collective bargaining agreement. NSI has employment contracts with Daniel B. and Leslie
E. Jones, which automatically renew on an annual basis, no other employees are covered by an employment contract.

Risk Factors

All forward-looking statements should be read with caution. Statements in this Annual Report on Form 10-KSB under the captions "Description of Business," "Management's Discussion and Analysis or Plan of Operations," and elsewhere in this Form 10-KSB, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in this Form 10-KSB under the caption "Risk Factors," that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with terms "believes," "expects," "plans," "anticipates," or "intends," to be uncertain and forward-looking. All cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear. Investors should consider the following risk factors as well as risks described elsewhere in this Form 10-KSB.

NSI has experienced losses. During its history NSI has experienced net losses from its operations. NSI had a net loss of $37,677 for the year ended December 31, 1999, as compared to a net loss of $188,237 for the year ended December 31, 1998, and a net loss of $495,746 for the year ended December 31, 1997.The results for the year ended December 31, 1999 were affected by a one time gain of $497,863 as the result of a settlement agreement with a prior employee/finance source. NSI's losses from operations were $472,889, $161,200 and $421,924 for the years ended December 31, 1999, 1998 and 1997, respectively. NSI can not assure you that it will operate profitably in the near future if at all.

NSI has a negative net worth. At December 31, 1999, NSI has a negative net worth of $1,153,793. NSI cannot assure you that we will be able to operate profitably in the future if at all.

NSI may continue to need financing or additional equity to meet our future capital requirements. At December 31, 1999 current liabilities exceeded current assets $1,380,402 and our total liabilities exceeded our total assets by $1,153,793. NSI continues to explore additional sources for financing to meet our needs. NSI has not determined the amount or the form of this additional financing (i.e. debt or equity). NSI cannot assure success in obtaining additional financing for future operations or capital needs on favorable terms if at all.

Existing shareholders are able to exercise control. Officers and directors beneficially own approximately 43% of the outstanding shares of common stock and Leslie E. Jones owns approximately 43%. The Articles of Incorporation do not provide for cumulative voting rights.

Loss of key employee could jeopardize NSI. Daniel B. Jones', the co-founder of NSI with his wife Leslie E. Jones, and currently President of NSI, continued contributions are critical to the success and future performance of the company. Mr. Jones is recognized as a true leader of the commercial sorbent industry, as well as an industry leader in knowledge of proper procedures to be employed in the control, containment and clean-up of material spills. Loss of Mr. Jones leadership in these areas could be devastating to the continued operations of NSI. NSI maintains key man term life insurance totaling $1,500,000 on the life of Mr. Jones.

Intense competition could affect market share. NSI manufactures and sells its sorbent products in a highly competitive market comprised of numerous companies of varying financial strength. This variety at times causes pricing pressure on sorbent materials. Additionally, the variety of types of products and variation in effectiveness of the product create multiple levels of competition.

NSI cannot predict or assure the potential investor of its ability to grow its market share or in fact to maintain current share levels in light of the diversity of the competitive forces affecting the sorbent market.

No dividends are anticipated. NSI has never declared or paid any cash or other dividends on its common stock. At present we do not anticipate paying any dividends on the common stock and intend to devote any earnings to the further development and growth of our business. Investors who anticipate the need for immediate income from their investment should refrain from purchasing our common stock.

Common stock may lack liquidity. To date shares of common stock of NSI have traded on the NASDAQ Over the Counter/Bulletin Board market. We cannot however assure a shareholder that there is or will be a ready market to buy or sell shares when desired.

Future sales of common stock by existing shareholders could adversely affect the price of our stock.

Officers and directors of the NSI control 43% of the outstanding shares of the company. An unrelated group of investors controls 33% of the outstanding shares of the company. Action by either of these groups to divest of their holdings could have a negative effect on the price and capability to divest of individual holdings.

Item 2. Description of Property.

NSI's manufacturing and office facilities are located at 10139 Commerce Park Drive, Cincinnati, Ohio. The facility is comprised of a 40,000 square foot office/production facility situated on five acres of land. The site is located in an industrial park with multiple direct accesses to the interstate highway system. The property is financed by a twenty five year mortgage note with an outstanding balance of $614,615 at December 31, 1999. The property is pledged as collateral to secure the mortgage note. The note provides for adjustable monthly payments, currently $4,618, and bears an interest rate of 8,25%, which is adjustable annually at July 1. The rate adjustment is subject to a 2.0% annual increase limitation and a maximum annual rate of 14.50%.

NSI believes the facility is of sufficient size to handle all production and administrative functions necessary to meet its current and anticipated operating activities, with the knowledge that the property provides adequate space for potential expansion required by future growth of operations.

Item 3. Legal Proceedings.

NSI is involved in various legal actions arising out of its normal course of business. The officers and directors of NSI do not believe that an adverse decision on any of these actions, whether considered individually or in the aggregate, will have a material adverse affect on the company or its financial position.

Item 4. Submission of matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the fiscal year ended December 31, 1999.



                             PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Price range of Common Stock

The common stock of NSI has been traded on the NASDAQ OTC Bulletin Board under the symbol "NSIE." The following table sets forth, for the fiscal periods indicated, the high and low selling prices of a share of common stock as reported by the OTC Bulletin Board for each calendar quarter for the two prior years. Such quotations reflect actual sale transaction prices rather than inter-dealer prices.



        Quarter ended                  Low       High

        December 31, 1999          $0.4375      $2.00

        September 30, 1999          0.4375     0.9375

        June 30, 1999               0.3438     1.5625

        March 31, 1999               1.125       1.50

        December 31, 1998             0.75      1.375


        Prior quarters traded under "NSES"

As of March 30, 2000, the high and low bid prices per share of common stock were $1.375 and $1.50, respectively. There were approximately 4,000 holders of record of the common stock.

Item 6. Management's Discussion and Analysis or Plan of
Operations.

All statements contained herein that are not historical facts, including but not limited to, statements regarding our current business strategy and our plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words "anticipates," believes," "estimates," "expects" and similar expressions as they relate to NSI and its management are intended to identify forward-looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are those set forth under the caption "Description of Business-Risk Factors." We wish to caution readers not to place undue reliance on any such forward-looking statements, which statements speak only as of the date made.

Since its inception in 1988 NSI has been active in the production, distribution and selling of sorbent materials used in the control, containment and removal of material spills of both hazardous and non-hazardous materials. NSI has evolved from being primarily a distributor of such products to being a significant converter of sorbent materials from a raw product to a usable product. Additionally, NSI has developed as a significant provider of material disposal management services to the generators of such materials. NSI's operating history exceeds ten years, but the risks, expenses and difficulties encountered by start-up companies must be considered when evaluating NSI's prospects.

Operating expenses of NSI although not entirely predictable can be estimated with a reasonable measure of accuracy and except for the fixed costs associated with the facility can be controlled by management of the company. Several factors, including marketing of NSI products and services, the types of products sold, competitive pressures, distribution costs and order size, affect both the level and timing of operating expenses.

Since its inception NSI has incurred costs associated with developing product identity, name recognition, testing and verifying product quality and appropriate use, developing products for acceptance by new markets, costs of product introduction including advertising and market research.
Management foresees such expenses continuing in the future as NSI develops a complete line of product and services necessary to be a leader of the sorbent industry.

To date NSI has financed its net expenditures through a combination of borrowings and the sale of common stock of the company. Since its incorporation in 1990 through December 31, 1999 NSI has issued 9,763,938 shares of its common stock for a net cash consideration $4,907,944.

Results of operations

Year ended December 31, 1999 compared to year ended December 31,
1998

Revenues

Net revenues decreased $777,931, or 18%, to $3,551,261 from $4,329,192 for the years ended December 31, 1999 and 1998 respectively. Revenues from the sale of sorbent materials increased $408,263, or 33%, to $1,639,126 from $1,230,863 for the years ended December 31, 1999 and 1998 respectively, as the result of an increase in product shipped rather than a price change. Environmental revenues decreased $1,377,412, or 43%, to $1,807,141 from $3,184,553 for the years ended December 31, 1999 and 1998 respectively, as the result of the lower volume of services performed, rather than a change in pricing of services. The decrease in services reflected a temporary suspension of production at a facility of our major customer during the second and third quarter of 1999, by the fourth quarter activity levels at that facility had returned to normal levels. Freight billings increased $5,975, or 6% to $109,947 from $103,972 for the years ended December 31, 1999 and 1998 respectively, as the result of an increase in activity and not a rate increase. Sales returns & allowances decreased $185,243 or 97%, to $4,953 from $190,196 for the years ended December 31, 1999 and 1998 respectively.

Cost of sales and revenues

Cost of sorbents sold increased $267,215, or 26%, to $1,325,791 from $1,058,576 for the years ended December 31, 1999 and 1998 respectively. The increase reflects the increased amount of material sold rather than an increase in unit cost of product. Cost of environmental revenues decreased $948,643, or 39%, to $1,474,916 from $2,423,559 for the years ended December 31, 1999 and 1998 respectively. The decrease reflects the lower disposal activity level experienced rather than a reduction in price.

Gross profit

The changes in revenues and costs discussed in the preceding paragraphs resulted in a gross profit decrease of $96,503 or 11%, to $750,554 from $847,057 for the years ended December 31, 1999 and 1998 respectively. The decrease is attributed to an overall decrease in revenues offset by the shift of revenues to a higher profit line.

Operating Costs and Expenses

Operating expenses increased $215,186 or 21%, to $1,223,443 from $1,008,257 for the years ended December 31, 1999 and 1998 respectively. The increase is primarily attributed to the increase in sales promotion activities related to growing the sorbent sales, higher commissions related to the growth in sorbent sales, and increased professional fees related to negotiating the debt restructuring and audit fees related to bringing the company to full reporting status.

Other income/expense

Other expense, net was $62,651 for the year ended December 31, 1999 as compared to $27,037 for the year ended December 31, 1998. The company realized a gain from insurance proceeds of $36,410 during 1998 which accounts for the difference between the two years.

The company experienced a on time gain resulting from debt restructuring during the year ended December 31, 1999 in the amount of $497,863.

Taxes on income

The company has accumulated significant loss carry-forwards for federal and state income tax purposes. Since the Company has not attained profitability in any of its years of operations, any recognizable tax benefit of current losses has been offset by a valuation reserve reflecting the uncertainty of using the carry-forward. The carry-forwards begin to expire in the year 2005.

Year ended December 31, 1998 compared to year ended December 31,
1997

Revenues

Net revenues decreased $89,575, or 2%, to $4,329,192 from $4,418,767 for the years ended December 31, 1998 and 1997 respectively. Revenues from the sale of sorbent materials increased $302,357, or 33%, to $1,230,863 from $928,506 for the years ended December 31, 1998 and 1997 respectively, as the result of an increase in product shipped rather than a price change. Environmental revenues decreased $359,133, or 10%, to $3,184,553 from $3,543,686 for the years ended December 31, 1998 and 1997 respectively, as the result of the lower volume of services performed, rather than a change in pricing of services. Freight billings increased $45,809, or 79% to $103,972 from $58,163 for the years ended December 31, 1998 and 1997 respectively, as the result of the increase in product shipments and not a rate increase. Sales returns & allowances increased $28,607 or 18%, to $190,196 from $161,589 for the years ended
December 31, 1998 and 1997 respectively.

Cost of sales and revenues

Cost of sorbents sold increased $319,255, or 43% to $1,058,576 from $739,321 for the years ended December 31, 1998 and 1997 respectively. The increase reflects the increased amount of material sold. Cost of environmental revenues decreased $677,646, or 22%, to $2,423,559 from $3,101,205 for the years ended December 31, 1998 and 1997 respectively. The decrease reflects the lower disposal activity level.

Gross profit

The changes in revenues and costs discussed in the preceding paragraphs resulted in a gross profit increase of $268,816, or 46%, to $847,057 from $578,241 for the years ended December 31, 1998 and 1997 respectively. The increase is attributed to the shift of revenues to the higher profit line.

Operating Costs and Expenses

Operating expenses decreased $8,092 or 1%, to $1,008,257 from $1,000,165 for the years ended December 31, 1998 and 1997 respectively. The decrease is primarily attributed to lower commissions reflecting the growth in sorbent sales by an individual not included in the commission structure, and lower charges for uncollectible accounts, partially offset by increased professional fees and other administrative costs.

Other income/expense

Other expense, net decreased $46,785, or 63% to $27,037 from $73,822 for the years ended December 31, 1998 and 1997 respectively. The decrease reflects the lower interest charges incurred as the result of interest charges being waived on certain debt combined with a one time gain from recovery of amounts on an insurance claim.

Taxes on income

The company has accumulated significant loss carry-forwards for federal and state income tax purposes. The Company has not attained profitability in the years of its operations, thus, any recognizable tax benefit of current losses has been offset by an equal valuation reserve reflecting the uncertainty of the company's ability to use the benefit of the carry-forward.

Liquidity and Capital Resources

Cash was $12,287 and $0 at December 31,1999 and 1998 respectively. Net accounts receivable were $412,651 and $344,812 at December 31, 1999 and 1998 respectively. The $80,126 net increase of cash and receivables at December 31, 1999 as compared to December 31, 1998 reflects normal timing differences and is not indicative of any specific trend.

The net working capital deficit was $1,380,402 and $1,875,678 at December 31, 1999 and 1998 respectively. The improvement in the net deficit reflects the impact of the debt settlement accomplished at December 31, 1999, as well as the impact of timing rather than a change in activity levels.

Indebtedness amounted to $611,145 and $621,053 at December 31,
1999 and 1998 respectively. The reduction reflects the normal amortization in accordance with loan agreements.

Indebtedness of the company consisted of the following instruments:

A mortgage note, secured by the real estate of the company, in the principal amount of $613,815, the note bears interest at the rate of one year treasury notes plus three and one-half percent. The rate of interest on the mortgage is adjustable to the then current rate at each July 1, but never in excess of fourteen and one-half percent, nor less than one and one-half percent. The mortgage note has a maturity date of July 1, 2023.

The Company is obligated under a capital lease. The lease bears an interest rate of 14.25% and has a term of five years maturing in May, 2001. Annual commitment of principal and interest for the year 2000 is $5,244.

Cash requirements to fund the operations and growth of the company have historically exceeded cash flow from operations. Accordingly, the company has funded its cash requirements through a combination of debt and equity. The company foresees the need to continue similar funding arrangements in the immediate future.

The company does not have material specific capital requirements outside the funds necessary to grow the organization.

Year 2000

The company successfully implemented all necessary software changes to recognize the year 2000, with minimal cost other than time expended by company personnel. None of the company's suppliers experienced any difficulties in handling transactions in the year 2000.

Item 7. Financial Statements.

The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Financial Statements," following Part III of this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.

Not applicable.

                            PART III

Item 9. Directors, Executive Officers, Promoters and Control
Person; Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers are as follows:



          Name          Age             Position
     Daniel B.           64     President, Treasurer,
     Jones                      and Director
     Leslie E,           50     Vice President,
     Jones                      Secretary, and Director
     Dr. John P.         42     Director
     Bryk
     Efthimios           39     Vice President Sales &
     Mamaligas                  Marketing

Committees

During 1999, only special meetings were held to approve various corporate authority changes mandated by changes in management personnel.

No committees have been formed nor members appointed.

Biographies

Daniel B. Jones

Mr. Jones has been President, Chief Executive Officer, Treasurer, and a member of the Board of Directors since the incorporation of the company in January, 1990. From 1998 until January, 1990, he was the Vice President and General Manager of Environmental Absorbent Supply, Inc., a sorbent manufacturer and distributor. From 1980 to 1988 he was General Manager of Cincinnati Fiber, Inc., a sorbent manufacturer. From 1965 to 1980, he was President and a Director of Premier Industries, Inc., a manufacturer of component parts for the aircraft, automobile and steel industries. In his capacity of President of NSI, Mr. Jones has been primarily responsible for the development of the company from a distributor of products, to a processor and manufacturer of its own product line. His responsibilities have included sales, marketing, administration, finance, product development , operations and contract management.

Leslie E. Jones

Ms. Jones has been the Executive Vice President, Secretary, controlling shareholder and a member of the Board of Directors since the incorporation of the company in January, 1990. From 1987 to 1988, she was an Administrator for Hondrous Academy, an adult education school. From 1983 to 1988, she was a real estate sales person for Sibcy-Cline,Inc., a real estate brokerage firm. From 1978 to 1982, she was a sales person and buyer for Pogues Department Store, an upscale retail department store. In her capacity as Executive Vice President of NSI, Ms. Jones has been responsible for Human Resources, legal, Public Relations, and Product Promotion of the company.

Efthimios Mamaligas

Mr. Mamaligas has been a Vice President of the company since September, 1997. He has been responsible for both the domestic and international Sales and Marketing efforts of the company. Prior to joining the company Mr. Mamaligas was a senior manager with the Chiquita division of United Brands Inc., as well as serving in a similar capacity with Gibson Greeting Cards, Inc.

Each Director holds office until our annual meeting of stockholders and until his successor is duly elected and qualified. Officers are elected by the Board of Directors and hold office at the discretion of the Board of Directors. Daniel
B. and Leslie E. Jones are husband and wife. No other family relationships exist between any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers, and persons who beneficially own more than the percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the SEC) initial reports of ownership and reports of changes in ownership of Common Stock and other equty securities. Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equities are required by the regulations of the Commission to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with.

Item 10. Executive Compensation.

Executive Compensation

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal year ended December 31, 1999 paid to Daniel B. Jones, our President and a director, Leslie E. Jones, our Vice President and a director. No other executive officer received compensation exceeding $100,000 during the fiscal year ended December 31, 1999.

                   SUMMARY COMPENSATION TABLE



                      Annual compensation    Long term compensation

                                             Awards            Payout
                                                               s

Name and        Year  Salary   Bonus  Other  Restric  Securit  LTIP    All
Position              ($)      ($)    Annua  ted      ies      Payout  other
                                      l      Stock    underly  s ($)   Comp.
                                      Comp.  Awards   ing              ($)
                                      ($)    ($)      options
                                                      / SARs
                                                      (#)
Daniel B.       1999  $48,000
Jones,
President and   1998  $48,000
Director
Leslie E.       1999  $48,000
Jones,
Vice President  1998  $48,000
and Director

                          OPTIONS TABLE

               Options Granted in Last Fiscal Year

No Stock options were granted in the fiscal years ended December
31, 1999 and 1998.

Director Compensation

No compensation was granted to directors for their participation in meetings of the Board of Directors during the fiscal years ended December 31, 1999 and 1998.

Option and Award Plan

At the present time and during the fiscal years ended December
31, 1999 and 1998 there was no stock option or stock award plan in place in the company.

401(k) Savings Plan

The Company has adopted a 401(k) savings plan whereby participants can elect to defer up to a specified maximum of their compensation. The plan presently does not provide for any matching contributions by the company. The Company pays all administrative functions required by the operation of the plan.

Employment Agreements

Mr. Daniel B. Jones, President and Ms. Leslie E. Jones, Vice
President are employed in accordance with employment agreements dated 1990 which provide automatic renewal each December 31 for a one year period.

Item 11. Security Ownership of Certain Beneficial Owners and
Management.

Principal Stockholders

The following table sets forth information known to us, as of March 30, 2000, regarding the beneficial ownership of our voting securities by (i) each person who is known by us to own of record or beneficially more than 5% of the outstanding Common Stock,
(ii) each of our directors and the Named Executive Officers, as defined in Item 6, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each of the stockholders listed in the table below has sole voting and dispositive power with respect to shares beneficially owned by such stockholder.



Name and Address of         Amount and Nature    Percent of Class
Beneficial Owner (1)        of Beneficial        (2)
                            Ownership
Leslie E. Jones             4,156,137            42.6%
All directors and           4,172,803            42.7%
executive Officers as a
group (2 persons)

(1)  The address for Ms. Jones is c/o National Sorbents, Inc.,
  10139 Commerce Park Drive, Cincinnati, Ohio 45246.

(2) Shares of Common Stock are deemed outstanding for purposes of computing the percentage of beneficial ownership if such shares of Common Stock are exercisable or convertible within 60 days of the date of this Form 10-KSB.

Item 12. Certain Relationships and Related Transactions.

A single customer, which generates over 95% of the revenue from environmental services and NSI are party to a purchase contract covering the services to be provided by NSI. The contract provides for periodic review of the pricing schedules on specified waste streams, as well as providing for pricing updates on new waste streams after approval of the profile at the final disposal facility. The contract expires on March 31,2001.

Item 13. Exhibits and Reports on Form 8-K.

FINANCIAL STATEMENTS

          Reports of Independent Auditor, Van Buren & Hauke, LLC, dated March 26, 2000

          Balance Sheet as of December 31, 1999, and December 31,
            1998.

          Statement of Operation for the years ended December 31, 1999, and December 31, 1998.

          Statement of Stockholders' Equity.

          Statement  of  Cash Flows for the years ended  December
            31, 1999, and December 31, 1998.

          Notes to Financial Statements














                     NATIONAL SORBENTS, INC.

                      FINANCIAL STATEMENTS

         For the Years Ended December 31, 1999 and 1998

NATIONAL SORBENTS, INC.

                        TABLE OF CONTENTS

                                                      PAGE NO.
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT      1
FINANCIAL STATEMENTS
   Balance Sheets                                           2-3
   Statements of Operations                                   4
   Statements of Cash Flows                                   5
   Statements of Changes in Stockholders' (Deficit)           6
   Notes to the Financial Statements                       7-13






        INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

To the Board of Directors
National Sorbents, Inc.
Cincinnati, Ohio

We have audited the accompanying balance sheets of National Sorbents, Inc. as of December 31, 1999 and 1998, and the related statements of operations, cash flows, and changes in stockholders' (deficit) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Sorbents, Inc. at December 31, 1999 and 1998, and the results of its operations, cash flows, and changes in stockholder's (deficit) for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note "Going Concern" to the financial statements, the Company had incurred significant operating losses, had experienced a significant decline in overall revenue in 1999 and at December 31, 1999 had a working capital deficit of $1,380,402 and a stockholder deficit of $1,153,793. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans are also described in the note. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/ Van Buren & Hauke, LLC




March 26, 2000
NATIONAL SORBENTS, INC.
BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

                                                                    <
                                                                    C
                                                                    >
                                                           1999            1998

                                       Assets

Current assets:
 Cash                                                        $               $
                                                          12,287             -
 Trade receivables, net:
  Sorbent
                                                         281,518          24,714
  Environmental
                                                       131,133         320,098
   Total Trade Recivables
                                                       412,651         344,812
 Inventory:
  Raw materials
                                                       106,189         59,675
  Finished goods
                                                       98,882          108,198
   Total Inventory
                                                       205,071         167,873
 Prepaid expenses
                                                       18,144          7,980
 Employee advances
                                                       10,428          -
   Total Current Assets
                                                       658,581         520,665
Property, Plant and Equipment:
 Land and building
                                                       850,000         850,000
 Factory equipment
                                                       142,268         139,741
 Computers and office equipment
                                                       49,873          47,297
 Furniture and improvements
                                                       29,799          24,862

                                                       1,071,940       1,061,900
 Less: Accumulated depreciation
                                                       (239,026)       (207,655)
  Net Property, Plant and Equipment
                                                       832,914         854,245
Other assets
                                                       4,840           1,005
   Total Assets                                         $ 1,496,335     $ 1,375,915

                     NATIONAL SORBENTS, INC.
                         BALANCE SHEETS
                   DECEMBER 31, 1999 AND 1998

                                                          <
                                                          C
                                                          >

                                                1999             1998

                 Liabilities and Stockholders' (Deficit)

Current Liabilities:
 Cash overdraft                              $                $
                                            -                4,156
 Trade payables:
  Sorbents
                                            802,386          579,777
  Environmental
                                            275,950          111,492
Accrued Expenses:
 Payroll, taxes
                                            58,860           59,643
 Interest
                                            23,875           150,438
 Other
                                            71,998           236,086
Notes payable
                                            380,940          137,000
Notes payable - Stockholder
                                            415,066          415,066
Notes payable - Moon
                                            -                691,231
Current portion of long-term debt
                                            9,908            11,454
  Total Current Liabilities
                                            2,038,983        2,396,343
Mortgage payable, net of current portion
                                            608,967          613,815
Capital lease, net of current position
                                            2,178            7,238
 Total Long-Term Debt
                                            611,145          621,053
  Total Liabilities
                                            2,650,128        3,017,396
Stockholders' (Deficit):
 Common stock; $0.001 par value, 25,000,000
shares authorized,                          9,764            5,499
   outstanding shares, 9,763,938 and
5,498,838 in 1999 and 1998, respectively
Paid-in capital
                                            5,012,440        4,377,080
(Subscription receivable)
                                            (114,260)        -
Retained (deficit)
                                            (6,061,737)      (6,024,060)
  Total Stockholders' (Deficit)
                                            (1,153,793)      (1,641,481)

   Total Liabilities and Stockholders'       $ 1,496,335      $ 1,375,915
(Deficit)

                     NATIONAL SORBENTS, INC.
                    STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                <
                                                                C
                                                                >
                                                    1999                1998
Revenues:
 Environmental                                  $    1,807,141     $    3,184,553
 Sorbents
                                               1,639,126          1,230,863
 Freight revenues
                                               109,947            103,972
 Sales returns and allowances
                                               (4,953)            (190,196)
  Net Revenue
                                               3,551,261          4,329,192
Cost of Sales:
 Environmental
                                               1,474,916          2,423,559
 Sorbents
                                               1,294,420          1,021,468
 Depreciation (Sorbents)
                                               31,371             37,108

                                               2,800,707          3,482,135
Gross Profit
                                               750,554            847,057
Operating Costs and Expenses:
 Salaries, wages and taxes
                                               542,380            529,695
 Advertising and promotion
                                               307,700            239,076
 Commissions
                                               89,850             42,424
 Professional fees
                                               125,292            64,511
 Communications
                                               27,214             21,627
 Insurance
                                               27,410             26,253
 Bad debts
                                               -                  18,562
 Other administration
                                               103,597            66,109
  Total Operating Costs and Expenses
                                               1,223,443          1,008,257
(Loss) From Continuing Operations
                                               (472,889)          (161,200)
Interest Expense
                                               (65,945)           (63,447)
Other Income
                                               3,294              36,410
(Loss) before extraordinary gain
                                               (535,540)          (188,237)
Extraordinary gain on debt restructuring
                                               497,863            -
Net (Loss)                                      $                  $
                                               (37,677)           (188,237)

Net (Loss) Per Common Share:
 (Loss) before extraordinary gain               $                  $
                                               (0.07)             (0.03)
 Extraordinary gain on debt restructuring
                                               0.07               -
 Net (loss)                                     $                  $
                                               -                  (0.03)

Weighted average number of common shares
outstanding                                    7,470,944          5,403,838

                     NATIONAL SORBENTS, INC.
        STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
         FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                 Common  Stock             Additional        Retained          Total
                                                             Paid-In                       Stockholders'
                             Shares          Amount          Capital        (Deficit)     (Defic
                                                                                           it)

Balance, December 31,         5,368,838   $               $  4,377,210    $  (5,835,823)   $   (1,453,244)
1997                                     5,369

Stock issued to
noteholder               50,000          50              (50)            -                -

Stock issued for
compensation             80,000          80              39,920          -                40,000

Underwriting costs
                         -               -               (40,000)        -                (40,000)

Net (Loss) for Year
Ended                    -               -               -               (188,237)        (188,237)
   December 31, 1998

Balance, December 31,         5,498,838                       4,377,080
1998                                     5,499                           (6,024,060)      (1,641,481)

Sales of Common Stock         4,053,900
                                         4,054           635,571         -                639,625

Stock Issued for                 211,200
Compensation                             211             105,389         -                105,600

Underwriting Costs
                         -               -               (105,600)       -                (105,600)

(Less) subscription
receivable               -               -               (114,260)       -                (114,260)

Net (Loss) for Year
Ended                    -               -               -               (37,677)         (37,677)
   December 31, 1999

Balance, December 31,         9,763,938   $               $  4,898,180    $  (6,061,737)   $   (1,153,793)
1999                                     9,764

                     NATIONAL SORBENTS, INC.
                    STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                         <
                                                         C
                                                         >
                                                 1999        1998
Operating Activities:
 Net (loss)                                     $          $
                                               (37,677)   (188,237)
 Adjustments to reconcile net (loss) to net
cash (used)
   by operating activities:
  Depreciation
                                                  31,371  37,108
  Extraordinary gain from debt restructuring
                                                (497,863  -
                                                       )
  Changes in operating assets and liabilities:
   (Increase) in accounts receivable
                                                (67,839)  (17,990)
   (Increase) in inventory
                                                (37,198)  (41,410)
   (Increase) in prepaid expenses
                                                (10,164)  (7,980)
   (Increase) in employee advances
                                                (10,428)  -
   (Increase) in other assets
                                                 (3,835)  -
   Increase (decrease) in trade payables
                                                 407,428  (171,414)
   (Decrease) in accrued expenses
                                                (155,163  (89,916)
                                                       )
Net cash (used) by operating activities
                                                (381,368    (479,839)
                                                       )

Cash flows from investing activities:
 Purchase of equipment
                                               (10,040)   (11,859)
Net cash (used) by investing activities
                                               (10,040)   (11,859)

Cash flows from financing activities:
 (Decrease) increase in cash overdraft
                                               (4,156)    4,156
 Increase in notes payable
                                               243,940    114,000
 Increase in stockholder loan
                                               -          340,000
 (Decrease) in Moon note
                                               (350,000   -
                                               )
 (Decrease) increase in current portion of
long-term debt                                 (1,546)    7,483
 (Decrease) increase in mortgage payable
                                               (4,848)    4,916
 (Decrease) in capital lease
                                               (5,060)    (4,611)
 Proceeds from sale of common stock
                                               525,365    -
Net cash provided by financing activities
                                               403,695    465,944

Net increase (decrease) in cash
                                               12,287     (25,754)

Cash at beginning of year
                                               -          25,754

Cash at end of year                             $          $
                                               12,287     -

                     NATIONAL SORBENTS, INC.
                  NOTES TO FINANCIAL STATEMENTS
         For The Years Ended December 31, 1999 and 1998

1.   NATURE OF OPERATIONS

     National Sorbents, Inc. (Company) was incorporated in 1990 in the state of Ohio where its administrative, sales and manufacturing facilities are located. In January 2000 the Company redomiciled in Nevada, authorizing 25,000,000 common shares at $0.001 par value per share. Immediately following the incorporation in Nevada, the Company affected a share-for-share exchange with the shareholders of the Ohio Company and then merged the Ohio Company into the Nevada Company, so the surviving company is the Nevada company. Immediately after, the Company purchased Polyspherics, Inc. (Poly), a Nevada shell corporation with no assets, liabilities, revenues or operations, by issuing to its five shareholders 10,000 shares of the Company's stock in return for all of the issued and outstanding stock of Poly. Poly was a company required to file annual and periodic reports with the Securities and Exchange Commission by virtue of its having filed a 12-g registration on Form 10-SB in December 1999. Subsequent to the acquisition of Poly, the Company merged the subsidiary into itself and is the surviving entity for reporting purposes. These financial statements are those of the Company, adjusted to reflect the Company's reincorporation in Nevada, but without any adjustment for the 10,000 shares issued to Poly's shareholders in January 2000.

     The Company engages in two segments of the environmental industry, one dealing with containment/cleanup (sorbents) and the other with waste disposal (environmental services).

     In the sorbents segment, the Company is engaged in engineering, manufacturing and distributing sorbents capable of absorbing a variety of liquids, including oil, chemicals and acids, and offering technical expertise and knowledge to companies in need of containment/cleanup services. The sorbent segment represents approximately 49% of total revenues in 1999 and 29% in 1998.

     The Company's environmental services business provides cost effective innovative solutions to solve industries' problems in waste management and disposal. In 1999 and 1998, this segment of the business accounted for approximately 51% and 71%, respectively, of total revenues. The Company's environmental services are provided principally to one customer in the Midwest who accounted for 98% and 95%, in 1999 and 1998, respectively, of total environmental revenues.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     NATIONAL SORBENTS, INC.
                  NOTES TO FINANCIAL STATEMENTS
         For The Years Ended December 31, 1999 and 1998

     Fair Value of Financial Instruments

     Substantially all of the Company's financial assets and liabilities are carried at fair value or contracted amounts, which approximate fair value.

     Concentration of Sorbent Raw Material Suppliers

     The Company depends on two suppliers for sorbent raw materials. Neither of these suppliers provide a unique product and the Company could readily be able to acquire similar materials from other suppliers in the event of any disruptions from these suppliers. However, in the interim period of finding other adequate supplies, the Company's operations would be adversely affected.

     Net Loss Per Common Share

     Net loss per common share before extraordinary gain and earnings per share from extraordinary gain have been computed by dividing the respective numerator by the weighted average number of common shares outstanding during the periods.

     Trade Receivables

     The Company, in the normal course of business, extends credit to customers on an uncollateralized basis. At year-end and during the year, management reviews outstanding accounts receivable, as well as the bad debt write offs in the past, to establish an allowance for doubtful accounts for uncollectible amounts.

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in-first-out method (FIFO).

     Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. Additions, improvements, and expenditures for repairs and maintenance that are material in nature and significantly add to the productivity or extend the economic life of assets are capitalized. Any immaterial amounts or amounts incurred as recurring expenditures for repairs are charged to expense. Depreciation expense amounted to $31,371 and $37,108 in 1999 and 1998, respectively.

     NATIONAL SORBENTS, INC.

                  NOTES TO FINANCIAL STATEMENTS
         For The Years Ended December 31, 1999 and 1998

     Income Taxes

     Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting basis and tax basis of the Company' assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

3.   GOING CONCERN

     Through December 31, 1999 the Company had incurred significant operating losses and has depended upon stock sales, stockholder/officer loans and loans from others to provide the liquidity necessary to maintain ongoing operations. For the year 1999, the Company experienced a significant decline in overall revenues and a $472,889 loss from continuing operations, and at year-end had a working capital deficit of $1,380,402 and stockholders' deficit of $1,153,793. These factors raise substantial doubt about its ability to continue as a going concern.

     Management is exploring various alternative sources of capital, including refinancing the mortgage, additional equity and debt offerings or some combination of equity and debt. There can be no assurance that the Company will achieve any level of financing or that the level achieved will be sufficient to maintain or grow the Company's operations.

4.   TRADE RECEIVABLES

     At December 31, 1999 and 1998, the allowance for doubtful accounts was $107,837 and $173,479, respectively.

5.   NOTES AND DEBT

     Mortgage Note

    In September 1996 the Company acquired the present location of its executive office and manufacturing facilities. The Company signed a purchase money note in the amount of $635,288, payable in consecutive monthly payments of $6,444, including interest at 9% per annum, commencing November 1996 and continuing through July 1998, at which time all remaining principal and interest was due. In June 1998, the Company refinanced the balance for $625,000, payable in monthly installments from August 1, 1998, initially of $4,619 per month, including interest at 7.5% per annum. The interest rate may change on

                     NATIONAL SORBENTS, INC.
                  NOTES TO FINANCIAL STATEMENTS
         For The Years Ended December 31, 1999 and 1998

     July 1, 1999 and on that day every 12 months thereafter, with a maximum charge of 14.5% per annum but not less than 1.5% per annum. On each anniversary, the interest rate can not increase or decrease by more than 2.0% based on an index, as defined. The note is secured by a mortgage on the facility. For the years 1999 and 1998 the Company paid interest of $48,581 and $50,550, respectively. The obligation to make principal payments over the next five years is as follows:



                     2000       $5,187
                     2001  $5,94
                               9
                     2002       $6,777
                     2003       $7,676
                     2004       $8,651

     Capital Lease

     The Company is obligated under a capital lease. The total cost and accumulated depreciation of phone equipment under the capital lease was $20,611 (included in computer and office equipment) and $15,115, respectively at December 31, 1999. The Company entered into a five-year lease for $20,611 with monthly payments of $437 expiring in May 2001.

     Stockholder Loan

     The stockholder loan is a demand loan without interest.   No
     activity occurred on the loan in 1999, while in 1998, the Company borrowed $340,000. The loan is from the president of the Company.

     Moon Note

     In September 1999, the Company executed a settlement agreement wherein the Company (defendant) and the plaintiff in a court action asserting various claims against each other, have agreed to compromise a $847,863 obligation ($691,231 of principal, $136,271 of accrued interest and $20,361 of other claims) for a payment of $50,000 in September 1999 and $300,000 on or before December 31, 1999. The Company made the required payments and recognized an extraordinary gain of $497,863 in 1999.

     Notes Payable

     The Company has two demand notes and one note due June 26, 2000. The note due on June 26, 2000 was originally issued on June 26, 1998 and due one year later but renewable for one or more years by the mutual consent of the parties. The notes bear interest of between approximately 10% to 12% per annum. The Company also borrowed $200,000 in December 1999 with no interest. The loan is a third demand loan. Interest accrued on the notes was $7,726 and $22,726 at December 31, 1999 and 1998, respectively.

                     NATIONAL SORBENTS, INC.
                  NOTES TO FINANCIAL STATEMENTS
         For The Years Ended December 31, 1999 and 1998

     During 1999 and 1998, the Company paid total interest of $50,945 and $54,697.

6.   STOCKHOLDERS' (DEFICIT)

     In 1999, the Company issued 4,053,900 shares of common stock in three private placements at per share prices of $0.02, $0.50 and $1.25, raising a total of $639,625. The private placements were not registered under the Securities Act of 1933, as amended, or any state securities laws.

     The Company also issued 211,200 shares in 1999 and 80,000 shares in 1998 in exchange for underwriting services. All services have been valued at $0.50 per share, the Company's estimate of the fair value of the stock. The value of underwriters' services has been charged to additional paid-in capital in both years. Also in 1998, the Company issued 50,000 shares at par for no money as an inducement to the lender for the June 26, 1998 note.

7.   INCOME TAXES

     At December 31, 1999, the Company had federal and state tax net operating loss (NOL's) carryforwards of approximately $5,250,000 and $3,130,000, respectively. Primarily as a result of these NOL's, the Company had a net tax deferred tax asset which was fully offset by a valuation allowance due to uncertainties as to whether the results of future operations will enable the Company to realize the tax benefits arising from these NOL's. The federal and state NOL's expire in various amounts through the years 2005 to 2019.

8.   401(k) PLAN

     The Company has a 401(k) plan (Plan) covering all employees.
     The  Company made no contributions to the Plan for the years
     1999  and  1998.   It however, pays all administrative  fees
     relating to the Plan.

9.   EXTRAORDINARY GAIN FROM DEBT RESTRUCTURING

     In  1999,  the  Company recognized $497,863 of extraordinary
     gain  on  the  restructuring of its note payable-Moon.   The
     Company has recorded the above amount in the statements of operations for 1999.

10.  RISKS AND UNCERTAINTIES

     The Company's future operating results may be affected by a number of factors. The Company is dependent upon a number of major suppliers for sorbent raw materials. Although some of the raw materials could be purchased from other sources if a critical supplier had operational problems or ceased making material available to the Company,

                     NATIONAL SORBENTS, INC.
                  NOTES TO FINANCIAL STATEMENTS
         For The Years Ended December 31, 1999 and 1998

     operations  could  be  adversely affected.   In  particular,
     approximately 85% of the sorbent raw materials purchased are from two suppliers.

     The Company's environmental services are provided principally to one customer who accounted for approximately 98% of environmental revenue in 1999. Although the Company has a non-cancelable 13 month contract to provide environmental disposal services for this customer, the Company is not guaranteed any minimum business level. Sales prices are adjustable semi-annually by negotiation.

11.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

12.  RELATED PARTY TRANSACTIONS

     The Company's president and vice-president maintain the Company's presence at trade shows and certain sales presentations, participate in significant customer development activities, as well as devoting time to maintaining relationships with existing customers and vendors. The cost of these activities, primarily travel and entertainment, are charged to the statement of operations as advertising and promotion.

13.  SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES

     The Company's noncash financing activities are reflected in the table below:

        Details of Items Discharged in Debt Restructuring

                                                <
                                                C
                                                >
                                         1999       1998
           Note payable-Moon            $341,23    -
                                              1
           Accrued Interest             136,271       -
           Accounts payable              20,361       -
           Total                        $497,86       -
                                              3

                  Stock Issued For Compensation


                                                <
                                                C
                                                >

                                         1999       1998
           Stock issued to              $105,60    $40,00
           underwriters as                    0         0
           compensation

                     NATIONAL SORBENTS, INC.
                  NOTES TO FINANCIAL STATEMENTS
         For The Years Ended December 31, 1999 and 1998

14.  BUSINESS SEGMENT DATA

     The Company's two operating segments within the environmental industry are containment/cleanup (sorbents) and waste disposal (environmental services). These are the only two components of the Company about which separate financial information is available and that is evaluated regularly by the chief operating decision maker. The Company's operating decision maker is its president.

     Information concerning operations by business segment is presented in the following table:


                                               <
                                               C
                                               >

                                      1999         1998
           Revenues:
           Environmental            $1,807,14    $3,184,55
                                            1            3
           Sorbents                 1,744,120    1,144,639
           Total Revenues           $3,551,26    $4,329,19
                                            1            2

           Gross Profits:
           Environmental             $332,225     $760,994
           Sorbents                   418,329       86,063
           Total Gross Profit        $750,554     $847,057

     The Company's environmental services business is operated with sub-contractors performing substantially all the required services. The Company performs billing, collection and follow-up services. However, these services are insubstantial and the Company does not report the cost of these services on a stand alone basis to the chief operating decision maker. Therefore, the Company's gross profit is equal to its operating profit, and represents the difference between what the Company bills for the services and what it pays the sub-contractors.

     The Company's assets, excluding any amounts receivable and payable related to the waste disposal segment, are entirely associated with the Company's sorbents business.

EXHIBITS

a)   2.1    Articles of Incorporation

  2.2    By-Laws

b)   Reports on Form 8-K:

  On January 24, 2000, the Company filed a Form 8-K announcing that the Company had completed a change in control of the Company through a share exchange with National Sorbents, Inc. As a result of this exchange agreement, National Sorbents, Inc., which had redomiciled in Nevada became the surviving entity.

                         SIGNATURE  PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL SORBENTS, INC.



    Signature             Title                   Date

    \s\ Daniel B. Jones   President and Director  March 30,
                                                  2000


In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



    Signature             Title                   Date

    \s\ Daniel B. Jones   President and Director  March 30,
                          (Principal Executive    2000
                          Officer)

    \s\ Leslie E. Jones   Vice President and      March 30,
                          Director                2000

    \s\ Jerome J. Cain    Director of Finance     March 30,
                          and Operations          2000
                          (Principal Financial
                          Officer)

    \s\ Dr. John Bryk     Director                March 30,
                                                  2000
