Form 10QSB
period 2000-03-31
NATIONAL SORBENTS INC /NV/
filed 2000-05-10
CIK 1100980

5


               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF 1934 FOR THE QUARTERLY PERIOD ENDED  MARCH  31,
2000.

[   ]  TRANSITION  REPORT PURSUANT TO SECTION  13  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For     the    transition    period    from    ________________to
___________________

                Commission File Number: 000-28509

                     NATIONAL SORBENTS, INC.
     (Exact name of Registrant as specified in its Charter)

     Nevada                               31-1291923
(State or other jurisdiction of    (I.R.S. Employer
Identification No.)
incorporation or organization)

                    10139 Commerce Park Drive
                     Cincinnati, Ohio 45246
            (Address of principal executive offices)

                         (513) 860-4144
                 (Registrant's telephone number)

 (Former Name, Former Address and Former Fiscal Year, if changed since last Report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 31, 2000, 9,764,000 shares of the issuer's common stock were outstanding.

Transitional  Small Business Disclosure Format (check  one):  Yes
No X



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     National Sorbents, Inc.
                          BALANCE SHEET
                           (Unaudited)
                         As of March 31,


                                 2000              1999
            Assets
Cash and cash equivalents        $33,482           $13,587
Accounts receivable              343,060           158,033
Inventory                        210,772           136,724
Other current assets             14,154            7,980
                                 601,468           316,324
Total current assets

Property and equipment, net      829,125           847,320
                                 630               630
Other assets
                                 $1,431,223        $1,164,273
Total assets
 Liabilities and Shareholders'
            Deficit
Accounts payable                 $1,128,163        $479,937
Accrued liabilities              164,521           392,583
Notes payable, current portion   14,100            20,605

Total current liabilities        1,306,774         903,694

Long term debt, less current     1,460,272         1,849,981
portion
Total liabilities                2,767,056         2,743,375
Common stock, $0.001 par value,  9,764             9,764
25,000,000 shares authorized,
9,764,000 issued and
outstanding
Additional paid-in capital        4,898,180         4,559,444
Accumulated deficit               (6,243,777)       (6,144,045)
Total shareholders' deficit      (1,335,833)       (1,579,102)
Total liabilities and            $1,431,223        $1,164,273
shareholders' deficit

                     National Sorbents, Inc.
                    Statements of Operations
                           (Unaudited)
              For the three months ended March 31,

                              2000         2000
Revenues                      $1,075,968   $739,15
                                           1
Cost of revenues              894,573      584,659

Selling, general and          350,760      265,823
administrative expenses
Loss from operations          (169,365)    (111,331)
Other expense, net            12,675       8,654
Loss before provision for     (182,040)    (119,985)
income taxes
Provision for income taxes    0            0
Net loss                      ($182,040)   ($119,985)
Net loss per common share     ($0.02)      ($0.02)

                     National Sorbents, Inc.
               Statement of Shareholders' Deficit
                           (Unaudited)
            For the three months ended March 31, 2000

                    Shares  Par value, $0.001


                    Common stock      Common stock      Additional paid-  Accumulated       Total
                                                        in Capital        Deficit
Balance December    9,764,000         $9,764            $4,898,180        ($6,061,737)      (
31, 1999                                                                                    $
                                                                                            1
                                                                                            ,
                                                                                            1
                                                                                            5
                                                                                            3
                                                                                            ,
                                                                                            7
                                                                                            9
                                                                                            3
                                                                                            )
Proceeds from sale  -                 -                 -                 -                 -
Net loss                                                                  (182,040)         (182,040)
Balance March 31,   9,764,000         $9,764            $4,898,180        ($6,243,777)      ($1,335,833)
2000

                     National Sorbents, Inc.
                    Statements of Cash Flows
                           (Unaudited)
              For the three months ended March 31,



                                   2000              1999
Net loss                           ($182,040)        $119,985)
Adjustments to reconcile net
income to net cash
Used for operating activities:
Depreciation and amortization      7,999             6,925
Change in assets and liabilities:
Decrease in accounts receivable    80,019            186,779
(Increase)/decrease in inventories (5,701)           31,150
Decrease in prepaid expenses       3,990             -
(Decrease)/increase in accounts    49,827            (215,488)
payable
(Decrease)/increase in accrued     9,788             (53,314)
expenses
Decrease in other assets           -                 375
Net cash used in operations        (31,907)          (163,559)
Cash used for investing
activities:
Purchase of land & building        -                 -
Purchase of property & equipment   -                 -
Net cash used for investing        -                 -
activities

Cash flows from financing
activities:
Repayment of debt                  (2,783)           (5,218)
Borrowings                         60,095            -
Common stock                       -                 182,364
Net cash provided by financing     57,313            177,146
activities
Cash, beginning                    12,287            0

Cash, ending                       33,483            13,587

                     National Sorbents, Inc.

                  NOTES TO FINANCIAL STATEMENTS

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's Form 10-KSB which included audited financial statements for the year ended December 31, 1999.

Income Taxes

During the periods presented the Company has not provided for income taxes as a result of the losses during the periods and the available operating loss carryforwards.

Basis of Presentation

The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company has incurred operating losses aggregating $6,061,737 through the year ended December 31, 1999 and $182,040 for the three months ended March 31, 2000. The Company had negative working capital of $693,989 at March 31, 2000.

The Company has undertaken the raising of additional equity capital. The Company's continued operations are dependent upon its ability to raise adequate additional equity capital and the increased marketing of its products and services.

ITEM 2.MANAGEMENT'S   DISCUSSION  AND   ANALYSIS   OF   FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Revenues  increased $336,817, or 46%, to $1,075,968 from $739,151 for  the three months ended March 31, 2000 and 1999 respectively.
The increase was primarily the result of an increased volume of products sold both domestically and internationally.

Cost  of  Revenues increased $153,368, or 26%, to  $738,027  from
$584,659  for  the  three months ended March 31,  2000  and  1999 respectively. The increase was primarily the result of the increased volume of revenues.

Operating Expenses

Selling, general and administrative expenses increased $84,936, or 32%, to $350,760 from $265,823 for the three months ended March 31, 2000 and 1999 respectively. The increase was primarily the result of an increase in professional fees related to preparation and filing of required documents, an increase in investor relations activity, and an increase in sales activities.

Liquidity and Capital Resources

The Company has historically financed its operations through the sale of common stock and borrowings from individuals and a bank.

The Company does not have any significant material commitments for capital expenditures.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Revenues  increased $336,817, or 46%, to $1,075,968 from $739,151 for  the three months ended March 31, 2000 and 1999 respectively.
The increase was primarily the result of an increased volume of products sold both domestically and internationally.

Cost  of  Revenues increased $153,368, or 26%, to  $738,027  from
$584,659  for  the  three months ended March 31,  2000  and  1999 respectively. The increase was primarily the result of the increased volume of revenues.

Operating Expenses

Selling, general and administrative expenses increased $84,936, or 32%, to $350,760 from $265,823 for the three months ended March 31, 2000 and 1999 respectively. The increase was primarily the result of an increase in professional fees related to preparation and filing of required documents, an increase in investor relations activity, and an increase in sales activities.

Liquidity and Capital Resources

The Company has historically financed its operations through the sale of common stock and borrowings from individuals and a bank.

The Company does not have any significant material commitments for capital expenditures.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Not applicable.
(b)  Not applicable.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 10, 2000

NATIONAL SORBENTS, INC.

By: /s/  Daniel B. Jones

Daniel B. Jones
President and Chief Executive Officer

By: /s/ Jerome J. Cain
Jerome J. Cain
Chief Financial Officer