Form 10QSB
period 2000-06-30
NATIONAL SORBENTS INC /NV/
filed 2000-08-14
CIK 1100980

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,
2000.

[ _ ]TRANSITION REPORT PURSUANT TO SECTION 13 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

    Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of June 30, 2000, 9,764,000 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes __
No   X















                     NATIONAL SORBENTS, INC.
                           FORM 10-QSB

          FOR THE QUARTERLY PERIOD ENDED June 30, 2000


                              INDEX

                                                             Page

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements   (Unaudited)                        2

  Balance Sheets as of June 30, 2000                              2

  Statements of Operations for the three months                   3
  And six months ended June 30, 2000 and 1999

  Statements of Shareholders' Deficit for the six months ended
  June 30, 2000                                                   4

  Statements of Cash Flows for the six months ended June 30,
  2000 and 1999                                                   5

  Notes to Unaudited Financial Statements                         6

Item 2. Management's Discussion and Analysis                      7

PART II.    OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                          9

Signatures                                                       10

                             PART I

                      FINANCIAL INFORMATION


Item 1. Financial Statements

                     National Sorbents, Inc.
                         Balance Sheets
                           (Unaudited)
                         As of June 30,

                                              2000            1999

Assets

Cash and cash equivalents                        $   36,710      $ 139,675
Account receivable                                  323,146        288,917
Inventory                                           277,966        169,585
Other current assets                                 37,626          7,980

Total current assets                                675,448        606,156


Property and equipment, net                         823,243        841,645

Other assets                                         31,423            630


Total assets                                   $  1,530,114    $ 1,448,431

 Liabilities and Shareholders' Deficit

Accounts payable                                   $941,129       $735,746
Accrued liabilities                                 190,521        345,660
Notes payable, current portion                        1,993          6,000

Total current liabilities                         1,133,644      1,087,406

Long term debt, less current portion              1,870,430      1,859,325


Total liabilities                                 3,004,074      2,946,731

Common stock, $0.001 par value, 25,000,000            9,764          5,500
shares authorized,
 9,764, 000 issued and outstanding
Additional paid-in capital                        4,898,180      4,765,600
Accumulated deficit                             (6,381,904)    (6,269,400)

Total shareholders' deficit                     (1,473,960)    (1,498,300)

Total liabilities and shareholders' deficit    $  1,530,114    $ 1,448,431

                     National Sorbents, Inc.

                    Statements of Operations

                           (Unaudited)

       For the six months and three months ended June 30,

                                   Six months ended       Three Months ended
                                   2000        1999         2000          1999

Revenues                        $1,929,661    $1,689,045    $ 853,693     $ 949,895

Cost of revenues                 1,547,379     1,354,034      652,805       769,377

Gross profit                       382,282       335,011      200,888       180,518


Selling, general and               672,505       564,790      321,745       298,967
administrative expenses

Loss from operations             (290,222)     (229,780)    (120,858)     (118,449)

Other expense, net                  29,944        15,560       17,270         6,906

Loss before provision for        (320,167)     (245,340)    (138,127)     (125,355)
income taxes

Provision for income taxes               0             0            0             0

Net loss                         $(320,167)   $(245,340)    $(138,127)   $(125,355)

Net loss per common share           ($0.03)      ($0.04)       ($0.01)      ($0.02)

                     National Sorbents, Inc.

               Statements of Shareholders' Deficit

                           (Unaudited)

            For the three months ended March 31, 2000



                           Shares         Par value,
                                          $0.001
                                          Additional
                    Common     Common     paid-in        Accumulated
                    Stock      stock      capital        deficit        Total


Balance December
31, 1999            9,764,000      $9,764    $4,898,180  ($6,061,737)   ($1,153,793)


Proceeds from sale          -           -             -             -              -

Net loss                                                   ( 320,167)     ( 320,167)

Balance June  30,   9,764,000      $9,764    $4,898,180  ($6,381,904)   ($1,530,114)
2000

                     National Sorbents, Inc.

                    Statements of Cash Flows

                           (Unaudited)

                For the six months ended June 30,


                                             2000          1999
Net loss                                      ($320,167)      ($245,340)

Adjustments to reconcile net income to net
cash
Used for operating activities:
  Depreciation and amortization                   16,001          13,928
  Change in assets and liabilities:
   Decrease in accounts receivable                99,932          55,895
   (Increase) in inventories                    (72,895)         (1,712)
   (Increase) in prepaid expenses               (19,482)               -
   (Decrease)/increase in accounts payable     (137,207)          40,322
   (Decrease)/increase in accrued expenses        35,788       (100,507)
   (Increase)/decrease in other assets          (26,583)             375


Net cash used in operations                    (424,612)       (237,039)

Cash used for investing activities:
  Purchase of land & building                          -               -
  Purchase of property & equipment               (6,330)         (1,328)

Net cash used for investing activities           (6,330)         (1,328)


Cash flows from financing activities:
  Repayment of debt                              (5,730)        (10,479)
  Borrowings                                     461,095               -
  Common stock                                         -         388,520

Net cash provided by financing activities        455,365         378,041

Cash, beginning                                   12,287               0


Cash, ending                                     $36,710        $139,674


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

Income Taxes

During the periods presented the Company has not provided for income taxes as a result of the losses during the periods and the available operating loss carry forwards.

Basis of Presentation

The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company has incurred operating losses aggregating $6,061,737 through the year ended December 31, 1999 and $320,167 for the six months ended June 30, 2000. The Company had negative working capital of $458,196 at June 30, 2000.

The Company has undertaken efforts to raise additional equity capital. The Company's continued operations are dependent upon its ability to raise adequate additional equity capital in addition to the increased marketing of its products and services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS
              OF OPERATIONS.

Results of Operations

Year 2000 compared to 1999

Revenues increased $240,616, or 46%, to $1,929,661 from $1,689,045 and revenues decreased $96, 202, or 10%, to $853,693 from $949,895 for the six and three month periods ended June 30, 2000 and 1999 respectively. The increase for the six month period was the result of an increased volume of sorbent products sold both domestically and internationally. The decrease for the three month period was the result of the loss of revenues from environmental contract services, which resulted from a catastrophic event at the major customer for these services.

Cost of Revenues increased $193,345, or 14%, to $1,547,379 from $1,354,034 and decreased $116,572, or 15%, to $652,805 from
$769,377 for the six and three month periods ended June 30, 2000 and 1999 respectively. The increase for the six months was primarily the result of the higher amount of sorbent products sold rather than the result of a price increase, while the decrease for the three month period is the result of lower activity in environmental services rather than any change in cost of services.

Operating Expenses

Selling, general and administrative expenses increased $107,714, or 19%, to $672,505 from $564,790 and $22,778, or 8%, to
$321,745 from $298,967 for the six and three month periods ended June 30, 2000 and 1999 respectively. The increase was the result of an increase in professional fees related to preparation and filing of required documents, an increase in investor relations activity, and an increase in sales activities.

Liquidity and Capital Resources

The Company has historically financed its operations through the sale of common stock and borrowings from individuals and a bank.

The Company does not have any significant material commitments for capital expenditures.


Year 1999 compared to 1998

Revenues decreased $304,067, or 15%, to $1,689,045 from $1,993,112 and revenues decreased $75,845, or 7%, to $949,895 from $1,025,740 for the six and three month periods ended June 30, 1999 and 1998 respectively. The decreases for both the six and three month periods were the result of a loss of revenues from environmental contract services offset by an increased volume of sorbent products sold both domestically and internationally. The decrease in revenues from environmental contract services resulted from a shutdown of operations due to a plant fire at the major customer for these services.

Cost of Revenues decreased $292,627, or 18%, to $1,354,034 from $1,646,661 and decreased $51,235, or 6%, to $769,377 from
$820,612 for the six and three month periods ended June 30, 1999 and 1998 respectively. The decrease was the result of the lower activity in environmetal contract services offset by the higher amount of sorbent products sold, rather than the result of a change in unit prices.

Operating Expenses

Selling, general and administrative expenses increased $42,257, or 7%, to $564,790 from $522,534 and $45,086, or 18%, to
$298,967 from $253,881 for the six and three month periods ended June 30, 1999 and 1998 respectively. The increases resulted from an increase in professional fees combined with an increase in sales activities, including personnel.

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

Dated August 8, 2000

NATIONAL SORBENTS, INC.


By: /s/  Daniel B. Jones
Daniel B. Jones
President and Chief Executive Officer


By: /s/ Jerome J. Cain
Jerome J. Cain
Chief Financial Officer