Form 10QSB
period 2000-09-30
NATIONAL SORBENTS INC /NV/
filed 2000-11-14
CIK 1100980

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
2000.

[_]TRANSITION REPORT PURSUANT TO SECTION 13 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

    Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

  As of September 30, 2000, 13,798,472 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes __  No X















                     NATIONAL SORBENTS, INC.
                           FORM 10-QSB

        FOR THE QUARTERLY PERIOD ENDED September 30, 2000


                              INDEX

                                                              Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements   (Unaudited)

     Balance Sheets as of September 30, 2000 and 1999...........2

     Statements of Operations for the nine months
       and three months ended September 30, 2000 and 1999.......3

     Statements of Shareholders' Deficit for the nine months
       ended September 30, 2000.................................4

     Statements of Cash Flows for the nine months ended
       September 30, 2000 and 1999..............................5

     Notes to Unaudited Financial Statements................... 6

Item 2. Management's Discussion and Analysis....................7

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K........................9

Signatures ....................................................10

                             PART I

                      FINANCIAL INFORMATION


Item 1. Financial Statements

                     National Sorbents, Inc.
                         Balance Sheets
                           (Unaudited)
                       As of September 30,


                                                 2000         1999
       Assets

Cash and cash equivalents                   $   11,140   $   86,776
Account receivable, net                        316,772      379,724
Inventory                                      270,468      214,267
Other current assets                            16,959       18,144


  Total current assets                         615,339      698,911


Property and equipment, net                    835,844      845,266

Other assets                                    46,473          630


Total assets                                $1,497,656   $1,544,807


     Liabilities and Shareholders' Deficit

Accounts payable                            $1,144,083    $  846,507
  Accrued liabilities                          199,467       336,153
  Notes payable, current portion                 8,828         4,000

Total current liabilities                    1,352,378     1,186,660

  Long term debt, less current portion       1,040,865     2,308,506


    Total liabilities                        2,393,243     3,495,166

Common stock, $0.001 par value, 25,000,000      13,799         5,500
  shares authorized,13,798,472 issued and
  outstanding
  Additional paid-in capital                 5,764,975     4,377,080
Accumulated deficit                         (6,674,361)   (6,332,930)

  Total shareholders' deficit               (  895,587)   (1,950,359)

  Total liabilities and shareholders'       $1,497,656    $1,544,807
  deficit

                     National Sorbents, Inc.

                    Statements of Operations

                           (Unaudited)

    For the nine months and three months ended September 30,


                                  Nine months ended           Three months ended
                                 2000           1999           2000        1999

Revenues                      $2,767,356     $2,530,126     $ 837,695    $841,081

Cost of revenues               2,301,495      1,967,299       754,116     613,265

Gross profit                     465,861        562,827        83,579     227,816


Selling, general and           1,029,491        819,545       356,985     254,754
administrative expenses

Loss from operations            (563,628)      (256,718)     (273,406)    (26,938)

Other expenses, net               48,997         52,160        19,051      36,600

Loss before provision for       (612,624)      (308,878)     (292,457)    (63,539)
income taxes


Provision for income taxes             0              0             0           0

Net loss                      $(612,624)      $(308,878)    $(292,457)   $(63,539)

Net loss per common share        ($0.05)         ($0.06)       ($0.02)     ($0.01)

                     National Sorbents, Inc.

               Statements of Shareholders' Deficit

                           (Unaudited)

          For the nine months ended September 30, 2000


              Shares               Par value, $0.001




                                                      Additional
                                Common      Common     paid-in     Accumulated
                                stock       stock      capital       deficit        Total

Balance December 31, 1999     9,763,938    $ 9,764    $4,898,180   ($6,061,737)  ($1,153,793)


Proceeds from sale            4,034,534      4,035       866,795             -       870,830

Net loss                                                              (612,624)     (612,624)

Balance September 30, 2000   13,798,472    $13,799    $5,764,975   ($6,674,361)    ($895,587)


                     National Sorbents, Inc.

                    Statements of Cash Flows

                           (Unaudited)

             For the nine months ended September 30,


                                                       2000           1999

Net loss                                            ($612,624)     ($308,878)

Adjustments to reconcile net income to net cash
Used for operating activities:
    Depreciation and amortization                      25,347         21,069
    Change in assets and liabilities:
       Decrease/(increase) in accounts receivable     106,307        (34,912)
       (Increase) in inventories                      (65,397)       (46,395)
       Decrease/(increase) in prepaid expenses          1,185        (10,164)
       Increase in accounts payable                    65,746        151,082
       (Decrease)/increase in accrued expeneses        44,734       (110,014)
       (Increase)/decrease in other assets            (41,633)           375


Net cash used in operations                          (476,335)      (337,837)

Cash used for investing activities:
     Purchase of land & building                           -              -
     Purchase of property & equipment                 (28,277)       (12,090)

Net cash used for investing activities                (28,277)       (12,090)


Cash flows from financing activities:
     Repayment of debt                               (367,366)        (8,000)
     Borrowings                                             -        444,702
     Common stock                                     870,830              -

Net cash provided by financing activities             503,464        436,702

Cash, beginning                                        12,287              0


Cash, ending                                         $ 11,139       $ 86,775

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

The Company has incurred operating losses aggregating $6,061,737 through the year ended December 31, 1999 and $612,624 for the nine months ended September 30, 2000. The Company had negative working capital of $737,039 at September 30, 2000.

The Company has undertaken efforts to raise additional equity capital or other financing. The Company's continued operations are dependent upon its ability to raise adequate additional equity capital or other financing, in addition to the increased marketing of its products and services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Year 2000 compared to 1999

Revenues increased $237,230, or 9%, to $2,767,356 from $2,530,126 and revenues decreased $3,386, or 1%, to $837,695 from $841,081 for the nine and three month periods ended September 30, 2000 and 1999 respectively. The increase for the nine month period was the result of the increased volume of sorbent products sold both domestically and internationally, rather than a price increase.The decrease for the three month period was the result of a lower volume of sorbent products sold, offset by an increase in revenues from environmental services as the cleanup of product remaining from the catastrophic event at the major customer for these services, took place during the quarter. Regular services to the customer had not resumed by the end of the quarter.

Cost of Revenues increased $334,195, or 17%, to $2,301,495 from $1,967,299 and increased $140,852, or 23%, to $754,117 from
$613,265 for the nine and three month periods ended September 30, 2000 and 1999 respectively. The increase for the nine months was the result of the increase in quantity of sorbent products sold rather than the result of a price increase, combined with higher costs of environmental services performed, cleanup services did not carry the markup of normal services. The increase for the three month period is the result of lower margin product being sold rather than a general price increase, combined with the higher cost of cleanup environmental services rather than any general change in cost of services.

Operating Expenses

Selling, general and administrative expenses increased $209,946, or 26%, to $1,029,491 from $819,545 and $102,231, or 40%, to
$356,985 from $254,754 for the nine and three month periods ended September 30, 2000 and 1999 respectively. The increases resulted from an increase in professional fees related to preparation and filing of required documents, an increase in investor relations activity, and an increase in sales activities.

Liquidity and Capital Resources

The Company has historically financed its operations through the sale of common stock and borrowings from individuals and a bank.

The Company does not have any significant material commitments for capital expenditures.


Year 1999 compared to 1998

Revenues decreased $632,899, or 20%, to $2,253,126 from $3,163,025 and revenues decreased $328,832, or 28%, to $841,081 from $1,169,913 for the nine and three month periods ended September 30, 1999 and 1998 respectively. The decreases for both the nine and three month periods were the result of a loss of revenues from environmental contract services offset by increased volume of sorbent products sold both domestically and internationally. The decrease in revenues from environmental contract services were the result of a shutdown of operations due to a plant fire at the major customer for these services.

Cost of Revenues decreased $664,684, or 25%, to $1,967,300 from $2,631,984 and decreased $372,058, or 38%, to $613,265 from
$985,323 for the nine and three month periods ended September 30, 1999 and 1998 respectively. The decrease was the result of the lower activity in environmetal services offset by the higher amount of sorbent products sold, rather than a change in unit prices.

Operating Expenses

Selling, general and administrative expenses increased $96,501, or 13%, to $819,545 from $723,237 and $54,244, or 27%, to
$254,754 from $200,704 for the nine and three month periods ended September 30, 1999 and 1998 respectively. The increases resulted from an increase in professional fees combined with an increase in sales activities, including personnel.


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

Dated October 26, 2000

NATIONAL SORBENTS, INC.


By: /s/  Daniel B. Jones
Daniel B. Jones
President and Chief Executive Officer


By: /s/ Jerome J. Cain
Jerome J. Cain
Chief Financial Officer