Form 10KSB
period 2000-12-31
NATIONAL SORBENTS INC /NV/
filed 2001-08-09
CIK 1100980

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

                            FORM 10-KSB

x   ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURTIES AND
    EXCHANGE ACT OF 1934.

         For the fiscal year ended December 31, 2000

__  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
    AND EXCHANGE ACT OF 1934.

    For the transition period from ________________ to  ___________.

                        Commission File No.

                      National Sorbents, Inc.
                              Nevada

                           31-1291923

                    National Sorbents, Inc.
                  10139 Commerce Park Drive
                   Cincinnati, Ohio 45246


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

State issuer's revenue for its most recent fiscal year. $3,612,281

Aggregate market value of voting stock held by non-affiliates of registrant as of December 31: $2,417,526


Shares of Common Stock outstanding as of December 31:  12,893,472

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

Item 11. Security Ownership of Certain Beneficial Owners and
Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and reports on Form 8-K


This Annual Report on Form 10-KSB contains statements that constitute forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of National Sorbents, Inc. together with its subsidiaries (referred in this report as "we", "us" and "our") with respect to (i) our financing plans, (ii) trends affecting our financial condition or results of operations, (iii) the impact of competition, and (iv) the expansion of certain operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under "Risk Factors," "Management's Discussion and Analysis or Plan of Operations" and "Description of Business" identifies important factors that could cause or contribute to such differences. See "Description of Business-Risk Factors-All forward-looking statements should be read with caution."

                              PART I

Item 1. Description of Business

National Sorbents, Inc., ("NSI") is engaged in the business of developing, manufacturing and marketing sorbent products
("sorbents") to industrial and governmental entities. Additionally, NSI provides waste disposal management services to clients
(primarily one large customer in the Midwest) on a contractual basis.

Sorbents are employed in control, containment, and clean up of a variety of liquids including oil, chemical, acid, caustic, and water based liquids. Sorbents may be comprised of either natural, manufactured materials or a combination of both. The development of products consisting of a combination of materials allows the industry to offer products suited for specific application to the type of spill. NSI concentrates on developing sorbents, which maximize the amounts of liquids contained, controlled and cleaned up from any spill.

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

Recent Developments

Industry Overview

Sorbent materials are used in increasing amounts for both large and small situations, from hazardous waste control/cleanup through industrial, medical, and mortuary applications. There is continuing growth in the concern for the impact of released chemicals, oils, hazardous materials, infectious and other toxic substances on both people and the environment. Federal and local regulations regarding the control/cleanup of spills as well as the ultimate disposal of sorbent materials used in the process are becoming more restrictive and specific. Generators are legally liable for the proper handling, control, and disposal of these materials. This constant increase in laws and enforcement mandates that companies be well informed of the regulations and the potential results/effects of any violation.

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

The product which may be classified as sorbents range from the basics, such as clay, sawdust, rags, etc. through the application specific man-made materials developed to maximize the amount of waste/spill controlled.

Competition

There are a large number of companies classifying themselves as providers of sorbent, but the major companies in the industry are less than twenty, and include such companies as 3M, Ergon, SPC, SpillTech, New Pig Corp., and NSI.

The determinants of success in the market are the combination of product knowledge, application, quality, response and support at the time of an occurrence. NSI is acknowledged as an industry leader in these categories and maintains its commitment to support the needs of its customers.

Intellectual Property

Sorbents are produced from natural materials as well as generic formulated materials. The generic composition of the material precludes the acquisition of patents on the product. NSI does pursue design patents both domestically and internationally for products, which it has developed and which offer unique features to the user of the product. Presently, we have a patent pending on a filter pouch. NSI owns various trademarks on product lines, which it has been awarded over time.

NSI has registered the trademark MAXXr as the unique identification of the differentiation between its products and that of competitors. NSI vigorously protects this trademark.

History and Organization

Daniel B. and Leslie E. Jones formed NSI as a proprietorship in 1988. NSI was incorporated in the State of Ohio on January 18, 1990 and reincorporated in the State of Nevada on January 19, 2000. NSI shares are traded under the symbol "NSIE" on the Over the Counter/Bulletin Board market.

On January 19, 2000 NSI reorganized as a Nevada corporation, while maintaining its administrative, sales and manufacturing facilities in Cincinnati, Ohio. Following the reorganization NSI acquired all of the outstanding shares of Polyspherics Corporation, a Nevada Corporation, with no assets, liabilities, revenues or operations. Subsequent to the completion of the acquisition of Polyspherics, NSI merged its wholly owned subsidiary into itself and is the surviving entity for reporting purposes.

NSI has historically engaged in two segments of the environmental industry, the first being the sale of sorbent materials to distributors and end-users of the product, and the second being the contract management of waste disposal services for clients, primarily one large Midwest client. The sale of sorbents represented 59% and 49% of the total revenues of NSI for the years ended December 31, 2000 and 1999, respectively. Revenues from contract activities represented 41% and 51% of total revenues for NSI for the years ended December 31, 2000 and 1999 respectively, with a single waste management customer representing 98% of revenues from contract activities for the years ended December 31, 2000 and 1999.


Potential Expansion of Business

NSI has followed the corporate philosophy of identifying areas and/or industries where the control of various materials and liquids is a critical concern.

One of the most recent industries identified in this process is the mortuary industry. After several years of development and testing, during the fourth quarter of 1999 NSI introduced a line of products developed specifically to provide maximum control of body fluids and process fluids used during the preparation for interment or cremation of human corpses. The mortuary product line represented 1.5% of total sales for the year ending December 31, 2000.

Employees

At December 31, 2000, NSI employed twenty-nine (29) individuals.
The distribution of employees by function is as follows:

     Production                    21
     Sales and marketing            5
     Administration                 3

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

NSI has experienced losses. During its history NSI has experienced net losses from its operations. NSI had a net loss of $632,003 for the year ended December 31, 2000, as compared with a net loss of $37,677 for the year ended December 31, 1999. The results for the year ended December 31, 2000 were adversely affected by the substantial shortfall in Environment sales due to an explosion at the plant of the key waste management customer and their subsequent shutdown. Other factors affecting results in 2000 included inefficiencies in the manufacturing process and extra marketing costs. The results for the year ended December 31, 1999, included the onetime gain of $497,863 as the result of a settlement agreement with a prior employee/finance source. NSI's losses before extraordinary gains were $632,003 and $535,540 for the years ended December 31, 2000 and 1999, respectively. NSI cannot assure that it will operate profitably in the near future if at all.

NSI has a negative net worth. At December 31, 2000, NSI has a negative net worth of $1,183,967. NSI cannot assure you that we will be able to operate profitably in the future, if at all.

NSI may continue to need financing or additional equity to meet our future capital requirements. At December 31, 2000 current liabilities exceeded current assets by $1,460,541 and total liabilities exceeded total assets by $1,183,967. NSI continues to explore additional sources for financing to meet the financial need of the company. NSI is in the final stages of determining the amount and form of the needed additional financing. Negotiations are underway to determine the terms of additional debt financing. The outcome of those discussions is not assured, however.

Existing shareholders are able to exercise control. Officers and directors beneficially own approximately 32.4% of the outstanding shares of common stock and Leslie E. Jones, Exec. Vice President, owns approximately 32.2%. The Articles of Incorporation do not provide for cumulative voting rights.

Loss of key employee could jeopardize NSI. Daniel B. Jones', the co-founder of NSI with his wife Leslie E. Jones, and currently President of NSI, continued contributions are critical to the success and future performance of the company. Mr. Jones is recognized as a true leader of the commercial sorbent industry, as well as an industry leader in knowledge of proper procedures to be employed in the control, containment and clean-up of material spills. Loss of Mr. Jones leadership in these areas could be devastating to the continued operations of NSI. NSI maintains key man term life insurance totaling $1,000,000 on the life of Mr. Jones.

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

Officers and directors of the NSI control 25.3% of the outstanding shares of the company. Action by either of these groups to divest of their holdings could have a negative effect on the price and capability to divest of individual holdings.

Item 2. Description of Property.

NSI's manufacturing and office facilities are located at 10139 Commerce Park Drive, Cincinnati, Ohio. The facility is comprised of a 40,000 square foot office/production facility situated on five acres of land. The site is located in an industrial park with multiple direct accesses to the interstate highway system. A twenty-five year mortgage note finances the property with an outstanding balance of $607,799 at December 31, 2000. The property is pledged as collateral to secure the mortgage note. The note provides for adjustable monthly payments, currently $5,616, and bears an interest rate of 9.875%, which is adjustable annually at July 1.
The rate adjustment is subject to a 2.0% annual increase limitation and a maximum annual rate of 14.50%.

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

Item 4. Submission of matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the fiscal year ended December 31, 2000.


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

Quarter ended             Low                         High
Dec. 31, 2000           $ 0.1875                    $ 0.7500
Sep. 30, 2000             0.3750                      1.0313
Jun.  30, 2000            0.5100                      1.3750
Mar.  31, 2000            1.0625                      2.0000
Dec. 31, 1999             0.4375                      2.0000
Sep. 30, 1999             0.4375                      0.9375
Jun. 30, 1999             0.3438                      1.5625
Mar. 31, 1999             1.1250                      1.5000
Dec. 31, 1998             0.7500                      1.3750

                   Prior quarters traded under "NSES"

As of December 31, 2000, the closing bid price per share of common stock was $ 0.1875. There are approximately 4,000 holders of record of the common stock.

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

Operating expenses of NSI, although not entirely predictable, can be estimated with a reasonable measure of accuracy and except for the fixed costs associated with the facility can be controlled by management of the company. Several factors, including marketing of NSI products and services, the types of products sold, competitive pressures, distribution costs and order size, affect both the level and timing of operating expenses.

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

To date NSI has financed its net expenditures through a combination of borrowings and the sale of common stock of the company. Since its incorporation in 1990 through December 31, 2000 NSI has issued 12,893,472 shares of its common stock for a net cash consideration $ 5,445,670.

Results of operations

Year ended December 31, 2000 compared to year ended December 31,
1999

Revenue

Net revenue increased $61,020, or 1.7%, to $3,612,281 from $3,551,261 for the years ended December 31, 2000 and 1999 respectively. Revenues from the sales of sorbent materials increased $336,943, or 21%, to $1,976,069 from $1,639,126 for the respective years. Revenue from sales of Environmental services decreased $313,370, or 17%, year over year due to a catastrophic event at the plant of the principal customer of these services. Freight revenues were up $42,424, or 39%; and sales returns and allowances were small and commensurate with activities. The mortuary product line sales came in at $52,619 for its first full year of sales following its launch in December of 1999; in line with expectations.

Cost of sales and revenues

Cost of sorbents sold increased $478,710 over 1999. Environmental services costs of goods declined in line with the decrease in activity. Overall, cost of goods sold increased by $177,380, or 6.3%. This change was primarily the result of increasing manufacturing costs due to cash flow difficulties and inefficient scheduling of production.

Gross profit

Gross profit declined by $116,360, or 15.5%, to $634,194 from $750,554 for the years ended December 31, 2000 and 1999, respectively. The changes in revenues and costs discussed in the preceding paragraphs contributed to this decline. The decline in profits was also the result of the decision to pursue sales through different channels that resulted in decreased margins, but the promise of higher volumes.

Operating costs and expenses

Operating expenses increased $165,693, or 14%, to $1,389,136 from $1,223,443 for the years ended December 31, 2000 and 1999, respectively. This increase resulted from increased advertising and promotional expenses.

Other income/expense

The net other income/expense is $122,939 for the year ending December 31, 2000. Approximately $200,000 is included in other income related to the environmental segment. More information was obtained during the current year that allowed management to better clarify issues for which liabilities had previously been recorded and to determine that these liabilities were no longer necessary. The balance of this total is composed of interest expense, which is up slightly from the prior year.

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


Liquidity and Capital Resources

Cash was $12,716 and $12,287at December 31, 2000 and 1999
respectively. Net accounts receivable were $296,674 and $412,651 at December 31, 2000 and 1999 respectively. The decrease of receivables at December 31, 2000, as compared to December 31, 1999, reflects business activity and normal timing differences and is not indicative of any specific trend.

The net working capital deficit was $1,460,541 and $1,380,402 at December 31, 2000 and 1999 respectively. The deterioration in the net deficit reflects the impact of business activity at December
31, 2000, as well as the impact of timing.

The company is liable for several notes payable. Total notes payable indebtedness amounted to $756,340 and $805,914 at December 31, 2000 and 1999, respectively. In addition, the company had a note outstanding to its president for $415,066 at December 31, 2000 and 1999. The balance of this indebtedness was the short term portion of long-term debt. The change for the year was the result of normal amortization and issuance of common stock for a portion of the notes payable.

Long term indebtedness amounted to $612,734 and $611,145 at December 31, 2000 and 1999 respectively. The increase reflects the normal amortization in accordance with loan agreements netted against the addition of a capital lease.


Long-term indebtedness of the company consisted of the following instruments:
A mortgage note, secured by the real estate of the company, in the principal amount of $607,799, the note bears interest at the rate of one-year treasury notes plus three and one-half percent. The rate of interest on the mortgage is adjustable to the then current rate at each July 1, but never in excess of fourteen and one-half percent, nor less than one and one-half percent. The mortgage note has a maturity date of July 1, 2023.

The Company is obligated under two capital leases. The first lease bears an interest rate of 14.25% and has a term of five years maturing in May 2001. The commitment of principal and interest for the year 2001 is $2,180. The second lease covers computer networking equipment. The lease bears an interest rate of approximately 17.75% and is for a period of three years. Monthly payments are $748.

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


Year 2000

The company successfully implemented a company-wide computer network during the year 2000 on which it now manages its major accounting functions.


Item 7. Financial Statements.

The Financial Statements may be found beginning on page F 1, "Financial Statements," following Part III of this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.


  1.   By letter dated March 5, 2001, National Sorbents, Inc.
       terminated its relationship with Vanburen & Hauke, LLC as its independent accountants.

  2. The former accountant's report on the financial statements for the two most recent fiscal years was modified as to uncertainty that the Company will continue as a going concern.

  3. The decision to change accountants was approved by the board of directors.

  4. During the two most recent fiscal years and subsequent period to date, there have not been any disagreements with the former accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

  5. National Sorbents, Inc. has engaged, by letter dated May 1, 2001 the accounting firm of Clark, Schaefer, Hackett & Co.
       to serve as independent public accountants for National
       Sorbents, Inc.

  6. National Sorbents, Inc. has requested that Vanburen & Hauke provide a letter addressed to the Securities and Exchange Commission stating whether Vanburen &Hauke agrees with the statements made by National Sorbents, Inc. A copy of such letter has been filed as an exhibit to this Form 10-KSB.

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Person; Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers are as follows:

Name                                                    Age
Position

Daniel B. Jones                                         64
President, Treasurer, and Director

Leslie E, Jones                                         51
Exec. Vice President, Secretary, and Director

Dr. John P. Bryk                                        43
Director

Efthimios Mamaligas                                     40
Vice President Sales & Marketing


Committees

During 2000, only special meetings were held to approve various corporate authority changes mandated by changes in management personnel.

No committees have been formed nor members appointed.





Biographies

Daniel B. Jones

Mr. Jones has been President, Chief Executive Officer, Treasurer, and a member of the Board of Directors since the incorporation of the company in January, 1990. From 1998 until January, 1990, he was the Vice President and General Manager of Environmental Absorbent Supply, Inc., a sorbent manufacturer and distributor. From 1980 to 1988 he was General Manager of Cincinnati Fiber, Inc., a sorbent manufacturer. From 1965 to 1980, he was President and a Director of Premier Industries, Inc., a manufacturer of component parts for the aircraft, automobile and steel industries. In his capacity of President of NSI, Mr. Jones has been primarily responsible for the development of the company from a distributor of products, to a processor and manufacturer of its own product line. His responsibilities have included sales, marketing, administration, finance, product development, operations and contract management.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers, and persons who beneficially own more than the percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the SEC) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities. Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equities are required by the regulations of the Commission to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with.


Item 10. Executive Compensation.

Executive Compensation

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal year ended December 31, 2000 paid to Daniel B. Jones, our President and a director, Leslie E. Jones, our Exec. Vice President and a director. No other executive officer received compensation exceeding $100,000 during the fiscal year ended December 31, 2000.





                           Summary Compensation Table

                           Annual compensation                  Long term compensation
                    --------------------------------     ----------------------------------------
                                                          Awards                  Payouts
                                                          ---------------------   ----------------
Name and Position   Year   Salary     Bonus     Other     Restricted  Securities  LTIP       All
                           ($)        ($)       Annual    Stock       underlying  Payouts    other
                                                Comp.     Awards ($)  options /   ($)        Comp.
                                                ($)                   SARs (#)               ($)
Daniel B. Jones,     2000   $48,000        -          -           -           -         -         -
President and        1999   $48,000        -          -           -           -         -         -
Director

Leslie E. Jones,     2000   $48,000        -          -           -           -         -         -
Vice President and   1999   $48,000        -          -           -           -         -         -
Director


                           OPTIONS TABLE

                Options Granted in Last Fiscal Year

No Stock options were granted in the fiscal years ended December
31, 2000 and 1999.

Director Compensation

No compensation was granted to directors for their participation in meetings of the Board of Directors during the fiscal years ended
December 31, 2000 and 1999.

Option and Award Plan

At the present time and during the fiscal years ended December 31, 2000 and 1999 there was no stock option or stock award plan in place in the company.

401(k) Savings Plan

The Company has adopted a 401(k) savings plan whereby participants can elect to defer up to a specified maximum of their compensation. The plan presently does not provide for any matching contributions by the company. The Company pays all administrative functions required by the operation of the plan.

Employment Agreements

Mr. Daniel B. Jones, President and Ms. Leslie E. Jones, Exec. Vice President are employed in accordance with employment agreements dated 1990 which provide automatic renewal each December 31 for a one year period.

Item 11. Security Ownership of Certain Beneficial Owners and
Management.

Principal Stockholders

The following table sets forth information known to us, as of March 30, 2001, regarding the beneficial ownership of our voting securities by (i) each person who is known by us to own of record or beneficially more than 5% of the outstanding Common Stock, (ii) each of our directors and the Named Executive Officers, as defined in Item 6, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each of the stockholders listed in the table below has sole voting and dispositive power with respect to shares beneficially owned by such stockholder.


Number of Shares
Name of Beneficial Owner (1)                  Beneficially Owned
Percent of Class (2)

Leslie E. Jones
4,156,137                                               32.2 %

All directors and executive
4,172,803                                               32.4 %
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

Item 12. Certain Relationships and Related Transactions.

A single customer, who generates approximately 99% of the revenue from environmental services and NSI are party to a purchase contract covering the services to be provided by NSI. The contract provides for periodic review of the pricing schedules on specified waste streams, as well as providing for pricing updates on new waste streams after approval of the profile at the final disposal facility. The contract expires on December 31,2001.

Item 13. Exhibits and Reports on Form 8-K.

Financial Statements for the Year Ended December 31, 2001

                   NATIONAL SORBENTS, INC.

                      Table Of Contents


                                                      Page


Independent Auditors' Report                            1

Financial Statements

   Balance Sheets                                     2-3

   Statement of Operations                              4

   Statement of Cash Flows                              5

   Statements of Changes in Stockholders' Deficit       6

   Notes to the Financial Statements                 7-14





                Independent Auditors' Report

To the Board of Directors
National Sorbents, Inc.:

We have audited the accompanying balance sheet of National Sorbents, Inc. as of December 31, 2000, and the related statements of operations, cash flows, and changes in stockholders' deficit for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of National Sorbents, Inc. as of December 31, 1999 were audited by other auditors whose report dated March 26, 2000 included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Sorbents, Inc. at December 31, 2000 and the results of its operations, cash flows, and changes in stockholders' deficit for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant operating losses, and has significant working capital and stockholder deficits. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans are also described in the note. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

June 4, 2001
Cincinnati, Ohio

                   NATIONAL SORBENTS, NIC.
                        Balance Sheets
                  December 31, 2000 and 1999

                 Assets
                                              2000           1999

 Current assets:
  Cash                                     $   12,716           12,287
  Trade receivables, net:
   Environmental                               42,408          131,133
   Sorbents                                   254,266          281,518
                                          -----------    -------------
    Total trade receivables                   296,674          412,651
  Inventory:                              -----------    -------------
   Raw materials                              101,862          106,189
   Finished goods                             108,037           98,882
                                          -----------    -------------
    Total inventory                           209,899          205,071
                                          -----------    -------------
  Prepaid expenses                                              18,144
                                                1,459
  Employee advances                            14,867           10,428
                                          -----------    -------------
    Total current assets                      535,615          658,581
                                          -----------    -------------
  Property and equipment:
  Land and building                           850,000          850,000
  Factory equipment                           146,478          142,268
  Computers and office equipment               73,940           49,873
  Furniture and improvements                   29,799           29,799
  Construction in process                      58,482                -
                                          -----------    -------------
                                            1,158,699        1,071,940
  Less:  accumulated depreciation           (275,321)        (239,026)
                                          -----------    -------------
  Net property and equipment                  883,378          832,914

 Other assets                                   5,930            4,840
                                          -----------    -------------
     Total assets                         $ 1,424,923        1,496,335
                                          ===========    =============

 See accompanying notes to financial statements.

                             -2-

            Liabilities and Stockholders' Deficit

                                                       2000       1999
                                                    ---------  ----------
 Current liabilities:
 Trade payables:
 Environmental
                                                    $  373,248     275,950
 Sorbents                                              723,029     802,386
                                                     ---------  ----------
 Total trade payables                                1,096,277   1,078,336
                                                     ---------  ----------
 Accrued expenses:
 Payroll, taxes                                         52,812      58,860
 Interest                                               38,805      23,875
 Other                                                  51,922      71,998
 Notes payable                                         325,379     380,940
 Notes payable - Stockholder                           415,066     415,066
 Current portion of long-term debt and capital
leases                                                  15,895       9,908
                                                     ---------  ----------
    Total current liabilities                        1,996,156   2,038,983
                                                     ---------  ----------
 Mortgage payable, net of current portion              600,084     608,967
 Capital lease, net of current portion                  12,650       2,178
                                                     ---------  ----------
 Total long-term debt                                  612,734     611,145
                                                     ---------  ----------
 Total liabilities                                   2,608,890   2,650,128
                                                     ---------  ----------
 Stockholders' deficit:
 Common stock; $0.001 par value, 50,000,000
  shares authorized, 12,893,472 and
  9,763,938 outstanding in 2000 and 1999,               12,893       9,764
respectively
 Paid-in capital                                     5,496,880   4,898,180
 Retained deficit                                   6,693,740) (6,061,737)
                                                    ----------  ----------
 Total stockholders' deficit                       (1,183,967) (1,153,793)
                                                    ----------  ----------
    Total liabilities and stockholders' deficit     $1,424,923   1,496,335
                                                    ==========  ==========

                             -3-

                   NATIONAL SORBENTS, INC.
                   Statements of Operations
            Years ended December 31, 2000 and 1999

                                                    2000         1999
                                                -----------   ----------
 Revenues:
  Environmental                                  $ 1,493,771     1,807,141
  Sorbents                                         1,976,069     1,639,126
  Freight revenues                                   152,371       109,947
  Sales returns and allowances                       (9,930)       (4,953)
                                                 -----------    ----------
     Net revenue                                   3,612,281     3,551,261
 Cost of Sales:
  Environmental                                    1,182,723     1,474,916
 Sorbents                                          1,773,130     1,294,420
 Depreciation (Sorbents)                              22,234        31,371
                                                 -----------    ----------
                                                   2,978,087     2,800,707
                                                 -----------    ----------
     Gross Profit                                    634,194       750,554
                                                 -----------    ----------
 Operating Costs and Expenses:
  Salaries, wages and taxes                          497,787       542,380
  Advertising and promotion                          408,947       307,700
  Commissions                                        106,554        89,850
  Professional fees                                  138,447       125,292
  Communications                                      24,501        27,214
  Insurance                                           32,974        27,410
  Other administration                               179,926       103,597
                                                 -----------    ----------
                                                   1,389,136     1,223,443
                                                 -----------    ----------
      Loss from operations                         (754,942)     (472,889)

 Interest expense                                   (72,018)      (65,945)
 Other income                                        194,957         3,294
                                                 -----------    ----------
 Loss before extraordinary gain                    (632,003)     (535,540)
 Extraordinary gain on debt restructuring                  -       497,863
                                                 -----------    ----------
     Net loss                                    $ (632,003)      (37,677)
                                                 ===========    ==========
 Net loss per common share:
  Loss before extraordinary gain                 $    (0.06)        (0.07)
  Extraordinary gain on debt restructuring                 -          0.07
                                                 -----------    ----------
 Net loss                                        $    (0.06)             -
                                                 ===========    ==========
 Weighted average number of common shares
  outstanding                                     10,797,708     7,470,944
                                                 ===========    ==========

See accompanying notes to financial statements.

                   NATIONAL SORBENTS, INC.
                   Statements of Cash Flows
            Years ended Decmeber 31, 2000 and 1999

                                                   2000         1999
 Cash flows from operating activities:          ----------  -----------
 Net loss                                      $ (632,003)      (37,677)

 Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation                                   36,295         31,371
     Stock issued for services                     51,000              -
     Extraordinary gain from debt                       -      (497,863)
restructuring
     Changes in operating assets and
liabilities:
      (Increase) decrease in accounts             115,977       (67,839)
receivable
      (Increase) in inventory                     (4,828)       (37,198)
      (Increase) decrease  in prepaid expenses     16,685       (10,164)
      (Increase) in employee advances             (4,439)       (10,428)
      (Increase) in other assets                  (1,090)          (385)
      Increase in trade payables                   17,941        407,428
      (Decrease) in accrued expenses             (11,194)      (155,163)
                                               ----------    -----------
 Net cash used by operating activities          (415,656)      (381,368)
                                               ----------    -----------
 Cash flows from investing activities:
    Purchase of equipment                        (86,759)       (10,040)
                                               ----------    -----------
 Net cash used by investing activities           (86,759)       (10,040)
                                               ----------    -----------
 Cash flows from financing activities:
   (Decrease) in cash overdraft                         -        (4,156)
   Increase in notes payable                            -        243,940
   Proceeds from capital lease                     20,759              -
   (Decrease) in Moon note                              -      (350,000)
   Payments on notes payable                      (3,061)        (1,546)
   Payments on mortgage debt                      (6,355)        (4,848)
   Payments on capital lease                      (6,828)        (5,060)
   Proceeds from sale of common stock             498,329        525,365
                                               ----------    -----------
 Net cash provided by financing activities        502,844        403,695

 Net increase in cash                                 429         12,287

 Cash at beginning of year                         12,287              -
                                               ----------    -----------
 Cash at end of year                           $   12,716         12,287
                                               ==========    ===========

 See accompanying notes to financial statements.

                             NATIONAL SORBENTS, INC.
                  Statements of Changes in Stockholders' Deficit
                      Years Ended Decmeber 31, 2000 and 1999

                                                                Additional                        Total
                                        Common Stock             Paid-In         Retained     Stockholders'
                                    Shares         Amount        Capital          Deficit        Deficit
                                ------------    -----------   ------------     ------------   ------------
 Balance, December 31, 1998         5,498,838      $   5,499       4,377,080     (6,024,060)    (1,641,481)

 Sales of Common Stock              4,053,900          4,054         635,571               -        639,625

 Stock Issued for Compensation        211,200            211         105,389               -        105,600

 Underwriting Costs                         -              -       (105,600)               -      (105,600)

 Less subscription receivable               -              -       (114,260)               -      (114,260)

 Net loss for year                          -              -               -        (37,677)       (37,677)
                                 ------------    -----------    ------------    ------------   ------------
 Balance, December 31, 1999         9,763,938          9,764       4,898,180     (6,061,737)    (1,153,793)

 Sale of Common Stock               2,884,534          2,884         547,945               -        550,829

 Stock issued for services,           300,000            300          50,700               -         51,000
net

 Cancellation of stock
  for compensation                   (55,000)           (55)        (27,445)                       (27,500)

 Underwriting costs reversed                                          27,500                         27,500

 Net loss for year                          -              -               -       (632,003)      (632,003)
                                 ------------    -----------    ------------    ------------   ------------
 Balance, December 31, 2000        12,893,472    $    12,893       5,496,880     (6,693,740)    (1,183,967)
                                 ============    ===========    ============    ============   ============

 See accompanying notes to financial statements.

                     NATIONAL SORBENTS, INC.

                  Notes To Financial Statements


 10.  Nature Of Operations:

     National Sorbents, Inc. (Company) was incorporated in 1990 in the state of Ohio where its administrative, sales and manufacturing facilities are located. In January 2000, the Company redomiciled in Nevada, authorizing 25,000,000 common shares at $0.001 par value per share. Immediately following the incorporation in Nevada, the Company affected a share-for-share exchange with the shareholders of the Ohio Company and then merged the Ohio Company into the Nevada Company, so the surviving company is the Nevada Company. Immediately after, the Company purchased Polyspherics, Inc. (Poly), a Nevada shell corporation with no assets, liabilities, revenues or operations. Poly was a company required to file annual and periodic reports with the Securities and Exchange Commission by virtue of its having a 12-g registration on Form 10-SB. Subsequent to the acquisition of Poly, the Company merged the subsidiary into itself and is the surviving entity for reporting purposes.

     The Company engages in two segments of the environmental industry, one dealing with containment/cleanup (sorbents) and the other with waste disposal (environmental services). The breakdown of the segment information is shown elsewhere in these footnotes.

 11.  Summary Of Significant Accounting Policies:

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

     Trade receivables

     The Company, in the normal course of business, extends credit to customers on an uncollateralized basis. Management periodically reviews outstanding accounts receivable, as well as the bad debt write offs in the past, to establish an allowance for doubtful account for uncollectible amounts.

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in-first-out method (FIFO).

     Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. Additions, improvements, and expenditures for repairs and maintenance that are material in nature and significantly add to the productivity or extend the economic life of assets are capitalized. Any immaterial amounts or amounts incurred as recurring expenditures for repairs are charged to expense.

     Income Taxes

     Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting basis and tax basis of the Company' assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of all of the deferred tax asset will not be realized.

     Reclassifications

     Certain reclassifications have been made in the prior year financials to conform to the current year presentation.

 12.  Going concern:

     Through December 31, 2000 the Company had incurred significant operating losses and has depended upon stock sales, stockholder/officer loans and loans from others to provide the liquidity necessary to maintain ongoing operations. In 2000 the Company continued to incur operating losses and showed only a small increase in revenues from 1999 levels. As of December 31, 2000 the Company had a working capital deficit of $1,460,541 and stockholders' deficit of $1,183,967. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management is exploring various alternative sources of capital, including refinancing the mortgage, additional equity and debt offerings or some combination of equity and debt. There can be no assurance that the Company will achieve any level of financing or that the level achieved will be sufficient to maintain or grow the Company's operations.

 13.  Trade receivables:

     At December 31, 2000 and 1999, the allowance for doubtful accounts was $36,145 and $107,837 respectively.

 14.  Notes payable:

     Notes payable consists of several notes. The following is a recap of the terms of the each series of notes:

                                                                 2000          1999

Term  note, interest as 12%, dated June  26, 1998
 Lender received 50,000 shares of stock at
inception   and  has  option   to   purchase additional
shares at 50% of market value.  Renewable
annually by consent of both parties                          $  125,000        125,000

Promissory   note  dated   May   16,   1995.
Interest
at prime plus 1%.                                                   379          3,440

Demand notes, without interest                                  200,000        200,000

Note payable without interest.  Subsequently
paid off by issuance of common stock.                                 -         52,500
                                                             ----------       --------
  Total outstanding                                          $  325,379        380,940
                                                             ==========       ========

     During 2000 and 1999, the Company recognized total interest expense related to these notes in the amount of $15,201 and $15,666, respectively. Only $201 and $666, respectively of this interest was paid in cash.

 15.  Notes and Debt:

             Capital lease

     As of December 31, 2000 the Company is obligated under two capital leases. The first lease consists of phone equipment. This lease expires in May 2001. The second lease involves computer-networking equipment. This lease expires in July 2003. The minimum annual payments required under these leases are as follows:

                                           2001       $  11,156
                                           2002           8,975
                                           2003           5,577
                                                      ---------
   Total lease payments                                  25,708
   Amounts representing interest                          4,878
                                                      ---------
   Present   value   of   future   minimum               20,830
   payments
   Less: current portion                                  8,180
                                                      ---------
   Long-term portion                                  $  12,650
                                                      =========
      The total of the assets under capitalized lease as of December 31, 2000 is as follows:

     Computers and office equipment    $  41,370
     Accumulated depreciation           (23,389)
                                      ----------
        Total                          $  17,981
                                      ==========

     Notes payable - Stockholder

     The stockholder loan is a demand loan without interest. The loan is from the president of the Company.

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

     Mortgage Note

     The mortgage debt outstanding is secured by land and building that houses the operations. The interest on the note is variable and can change by up to 2.0% per year based on a defined index. For the period from 1999 to 2000 the rate varied between 7.5% to 8.975%. The maximum rate on the loan is 14.5%. The rate is subject to adjustment each year on July 1. For the years 2000 and 1999 the Company paid interest of $54,990 and $48,581 respectively. The scheduled principal payments for each of the next five years and thereafter are as follows:

             2001                  $  7,715
             2002                     8,513
             2003                     9,393
             2004                    10,363
             2005                    11,434
             Thereafter             560,381
                                  $ 607,799

 16.  Operating leases:

     The Company leases certain warehouse space under an agreement that expires in 2002. The Company also leases certain vehicles under operating leases that expire in 2001 and 2002. Total expense for operating leases was $30,668 and $15,323 for 2000 and 1999, respectively. The following are the minimum payments due under these leases:

                         2001   43,633
                         2002   21,819

 17.  Stockholders' deficit:

     During 2000, in conjunction with the reorganization into a Nevada corporation, the number of authorized shares was increased from 25,000,000 to 50,000,000.

     In 2000, the Company issued 3,184,534 shares of common stock. One of these transactions involved the issuance of 2,764,534 shares and raised $498,329. The second transaction involved the transfer of $52,500 previously accounted for as a note payable by issuance of 120,000 shares. Finally, 300,000 shares were issued in exchange for services rendered. The issuance of the 300,000 shares was valued by the company at $.17 per share, approximately the value of shares sold during the year. None of these shares were registered under the Securities Act of 1933, as amended, or any state securities laws. Also in 2000 the Company cancelled 55,000 shares of stock that had previously been issued in connection with underwriting services. Because the services were never rendered, the shares were cancelled. This transaction has been reflected as a reversal in the equity section of the portion of the shares cancelled.

     In 1999, the Company issued 4,053,900 shares of common stock in three private placements at per share prices of $0.02, $0.50 and $1.25, raising a total of $639,625. The private placement were not registered under the Securities Act of 1933, as amended, or any state securities laws.

     The Company also issued 211,200 shares in 1999 in exchange for underwriting services. All services have been valued at $0.50 per share, the Company's estimate of the fair value of the stock. The value of underwriters' services has been charged to additional paid-in capital in both years.

 18.   Income taxes:

     At December 31, 2000, the Company had federal and state tax net operating loss (NOL's) carryforwards of approximately $5,900,000 and $3,500,000, respectively. Primarily as a result of these NOL's, the Company had a net tax deferred tax asset which was fully offset by a valuation allowance due to uncertainties as to whether the results of future operations will enable the Company to realize the tax benefits arising from these NOL's. The federal and state NOL's expire in various amounts through the years 2005 to 2019.

 19.  401(K) plan:

     The   Company  has  a  401  (k)  plan  (Plan)  covering  all
     employees.   The Company made no contributions to  the  Plan
     for   the  years  2000  and  1999.   It  however,  pays  all
     administrative fees relating to the Plan.

 20.  Other income:

     Included in other income for the year ended December 31, 2000 is approximately $200,000 in income related to the environmental segment. More information was obtained during the current year that allowed management to better clarify issues for which liabilities had previously been recorded and to determine that the recorded liabilities were no longer necessary.

 21.  Extraordinary gain on debt restructuring:

     In  1999,  the  Company recognized $497,863 of extraordinary
     gain  on  the  restructuring of its note payable-Moon.   The
     Company has recorded the above amount in the statements of operations for 1999.

 22.  Risks and uncertainties:

     The Company's future operating results may be affected by a number of factors. The Company is dependent upon a number of major suppliers for sorbent raw materials. Although some of the raw materials could be purchased from other sources if a critical supplier had operational problems or ceased making material available to the Company, operations could be adversely affected. In particular, approximately 85% of the sorbent raw materials purchased are from two suppliers.

     The Company's environmental services are provided principally to one customer who accounted for approximately 99% and 98% of environmental revenue in 2000 and 1999, respectively. This customer experienced a catastrophic event during 2000 that will significantly reduce the revenue that will be recognized from this segment in 2001. Although the Company has a non-cancelable 13-month contract to provide environmental disposal services for this customer, the Company is not guaranteed any minimum business level. Sales prices are adjustable semi-annual by negotiation.

 23.  Commitments And Contingent Liabilities:

     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

 24.  Supplemental Schedule Of Noncash Financing Activities:

     The Company's noncash financing activities are reflected in the table below:

        Details of Items Discharged in Debt Restructuring

                               2000            1999
      Note payable-Moon          $    -         341,231
     Accrued Interest                 -         136,271
     Accounts payable                 -          20,361
                              ---------       ---------
        Total                 $       -         497,863
                              =========      ==========
                  Stock Issued For Compensation

                                           2000         1999
     Stock issued/(canceled) to under-
       writers as compensation          $ (27,500)    $ 105,600
                                        ==========    ==========

 25.  Business Segment Data:

     The Company's two operating segments within the environmental industry are containment/cleanup (sorbents) and waste disposal (environmental services). These are the only two components of the Company about which separate financial information is available and that is evaluated regularly by the chief operating decision maker. The Company's operating decision maker is its president.

     During 2000 the primary customer for the company's environmental services segment experienced a catastrophic event that significantly reduced operations. During 2000 the company continued to provide services to the customer as a result of the cleanup work related to the event. However in 2001, management expects a significant reduction in the revenue from this segment.

     Information concerning operations by business segment is presented in the following table:

                                        2000          1999
          Revenues:
            Environmental         $    1,493,771      1,807,141
            Sorbents                   2,118,510      1,744,120
          Total Revenues               3,612,281      3,551,261

          Gross Profits:
            Environmental               311,048        332,225
            Sorbents                    323,146        418,329
             Total Gross Profit   $     634,194        750,554

     The Company's environmental services business is operated with sub-contractors performing substantially all the required services. The Company performs billings, collection and follow-up services. However, these services are not substantial and the company does not report the cost of these services on a stand alone basis to the chief operating decision maker. Therefore, the Company's gross profit is equal to its operating profit, and represents the difference between what the Company bills for the services and what it pays the sub-contractors.

     The Company's assets, excluding any amounts receivable and payable related to the waste disposal segment, are entirely associated with the Company's sorbents business.

Exhibit No.    Description
                          SIGNATURE  PAGE


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL SORBENTS, INC.


Signature
Title                                         Date


\s\ Daniel B. Jones
President and
Director                                 June 25, 2001


In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature
Title                                                Date

\s\ Daniel B. Jones
President and
Director                                        June 25, 2001

(Principal Executive Officer)

 \s\ Leslie E. Jones
Exec. Vice President
and Director                                    June 25, 2001


 \s\ Dr. John Bryk
Director                                        June 25, 2001