Form 10QSB
period 2001-03-31
NATIONAL SORBENTS INC /NV/
filed 2001-08-09
CIK 1100980

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE  ACT  OF 1934 FOR THE QUARTERLY PERIOD ENDED  MARCH  31,
     2001.

[   ]  TRANSITION  REPORT PURSUANT TO SECTION  13  15(d)  OF  THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

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

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      As of March 31, 2001, 13,131,472 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes
No X










                     NATIONAL SORBENTS, INC.
                           FORM 10-QSB

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                              INDEX                              Page

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements(Unaudited).......................... 2

         Balance Sheets as of March 31, 2001 and 2000 ............2

         Statements of Operations for the three months ended
          March 31, 2001 and 2000.................................3

         Statements of Shareholders' Deficit for the three
          months ended March 31, 2001 ............................4

         Statements of Cash Flows for the three months ended
          March 31, 2001 and 2000.................................5

         Notes to Unaudited Financial
          Statements..............................................6

Item 2. Management's Discussion and Analysis......................7

PART II.    OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..........................8

Signatures........................................................9

                             PART I

                      FINANCIAL INFORMATION


Item 1. Financial Statements

                     National Sorbents, Inc.
                         Balance Sheets
                           (Unaudited)
                  As of March 31, 2001 and 2000

                                                2001           2000

                                 Assets

Cash and cash equivalents                      $  18,555       $  33,482
Account receivable                               248,498         343,060
Inventory                                        216,344         210,772
Prepaid expenses                                   7,894          14,154

Total current assets                             491,291         601,468


Property and equipment, net                      876,437         829,125

Other assets                                       5,930             630


Total assets                                  $1,373,658      $1,431,223


                 Liabilities and Shareholders' Deficit

Accounts payable                                $983,834      $1,128,163
Accrued liabilities                               57,585         164,521
Notes payable, current portion                 1,007,668          14,100

Total current liabilities                      2,049,087       1,306,784

Long term debt, less current portion             608,819       1,460,272

Total liabilities                              2,657,906       2,767,056

Common stock, $0.001 par value,
 50,000,000 shares authorized,                    13,131           9,764
 13,131,472 issued and outstanding
Additional paid-in capital                     5,534,368       4,898,180
Accumulated deficit                          (6,831,747)     (6,243,777)

Total shareholders' deficit                  (1,284,248)     (1,335,833)

Total liabilities and shareholders'           $1,373,658      $1,431,223
deficit

                     National Sorbents, Inc.

                    Statements of Operations

                           (Unaudited)

       For the three months ended March 31, 2001 and 2000

                                               2001            2000

Revenues                                       $621,936       $1,075,968

Cost of revenues                                488,360          894,573

Gross profit                                    133,576          181,395


Selling, general and administrative             226,705          350,760
expenses

Loss from operations                           (93,129)        (169,365)

Other expense, net                               44,878           12,675
Loss before provision for income taxes       ($138,007)        (182,040)

Provision for income taxes                            0                0

Net loss                                     ($138,007)       ($182,040)


Net loss per common share                       ($0.01)          ($0.02)

                             National Sorbents, Inc.

                       Statement of Shareholders' Deficit

                                   (Unaudited)

                    For the three months ended March 31, 2001

                                Shares Par value, $0.001
                                                              Additional
                                 Common          Common        paid-in       Accumulated
                                  stock          stock         capital         deficit          Total

Balance December 31, 2000       12,893,472          $12,893     $5,496,880     ($6,693,740)  ($1,183,967)

Issuance of Stock
  In Lieu of Interest              238,000              238         37,488                -        37,726

Net loss                                                        ( 138,007)     (   138,007)

Balance March 31, 2001          13,131,472          $13,131     $5,534,368     ($6,831,747)  ($1,284,248)

                     National Sorbents, Inc.

                    Statements of Cash Flows

                           (Unaudited)

       For the three months ended March 31, 2001 and 2000

                                               2001            2000
Net loss                                           ($138,007)     ($182,040)

Adjustments to reconcile net income to net
 cash
Used for operating activities:
   Depreciation and amortization                        6,941          7,999
   Change in assets and liabilities:
      Decrease in accounts receivable                  48,176         80,019
      (Increase)/decrease in inventories              (6,445)        (5,701)
      Decrease in prepaid expenses and other            8,432          3,990
assets
      (Decrease)/increase in accounts payable       (112,443)         49,827
      (Decrease)/increase in accrued expenses        (85,954)          9,788


Net cash used in operations                         (279,300)       (36,118)

Cash used for investing activities:
   Purchase of land & building                              -              -
   Purchase of property & equipment                         -              -

Net cash used for investing activities                      -              -


Cash flows from financing activities:
   Repayment of debt                                  (5,810)        (2,782)
   Borrowings                                         253,223         60,095
   Common stock in lieu of interest                    37,726              -

Net cash provided by financing activities             285,139         57,313

Net increase in cash                                    5,839         21,195

Cash, beginning                                        12,716         12,287


Cash, ending                                           18,555         33,482

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's Form 10-KSB which included audited financial statements for the year ended December 31, 2000.

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

The Company has incurred operating losses aggregating $6,693,740 through the year ended December 31, 2000 and $138,007 for the three months ended March 31, 2001. The Company had negative working capital of $1,557,796 at March 31, 2001.

The Company has undertaken the raising of additional equity capital. The Company's continued operations are dependent upon its ability to raise adequate additional equity capital and the increased marketing of its products and services.

Segment Information

The following is summary information regarding the breakdown of segment information for the three months ended March 31, 2001:

Environmental Revenues                 85,838
Sorbent Revenues                      536,098

Environmental Gross Profit              2,896
Sorbent Gross Profit                  130,680

Environmental          Accounts        10,267
Receivable
Sorbents Accounts Receivable          238,231

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Revenues  declined $454,032, or 42%, to $621,936 from  $1,075,968 for  the three months ended March 31, 2001 and 2000 respectively.
The decline was primarily the result of a loss of sales on the environmental side of the business.

Cost  of  Revenues  declined $406,213, or 45%, to  $488,360  from
$894,573  for  the  three months ended March 31,  2001  and  2000 respectively. The decline was primarily the result of the decreased volume of revenues.

Operating Expenses
Selling, general and administrative expenses decreased $124,055, or 35%, to $226,705 from $350,760 for the three months ended March 31, 2001 and 2000 respectively. The decrease was primarily the result of an decrease in professional fees and salaries related to marketing activities, and a decrease in administrative salaries.

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

Dated June 22, 2001

NATIONAL SORBENTS, INC.


By: /s/  Daniel B. Jones
Daniel B. Jones
President and Chief Executive Officer


By: /s/ Donna K. Recker
Donna K. Recker
Controller