Form 10QSB
period 2001-06-30
NATIONAL SORBENTS INC /NV/
filed 2002-10-17
CIK 1100980

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               -------------  -------------

                        Commission File Number: 000-28509

                             NATIONAL SORBENTS, INC.

             (Exact name of Registrant as specified in its Charter)

Nevada                                                                31-1291923
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
Yes    No X
   ---   ---

         As of June 30, 2001, 13,131,472 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                             NATIONAL SORBENTS, INC.
                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements   (Unaudited)

Balance Sheets as of June 31, 2001 and 2000....................................2

Statements of Operations for the six and three months
  ended June 30, 2001 and 2000.................................................3

Statements of Shareholders' Deficit for the six months ended June 30, 2001.....4

Statements of Cash Flows for the six months ended June 30, 2001 and 2000.......5

Notes to Unaudited Financial Statements........................................6

Item 2. Management's Discussion and Analysis...................................7

PART II.    OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.......................................8

Signatures.....................................................................9


                                     PART I

                              FINANCIAL INFORMATION


Item 1. Financial Statements

                             National Sorbents, Inc.
                                 Balance Sheets
                                   (Unaudited)
                          As of June 30, 2001 and 2000


                                                                    2001           2000
                                                                -----------    -----------
        Assets

Cash and cash equivalents                                       $   269,529    $    36,710
Account receivable                                                  247,010        323,146
Inventory                                                           206,612        277,966
Prepaid expenses                                                       --           37,626

Total current assets                                                723,151        675,448


Property and equipment, net                                          88,401        823,243

Other assets                                                         54,684         31,423


Total assets                                                    $   866,236    $ 1,530,114


        Liabilities and Shareholders' Deficit

Accounts payable                                                $   768,560    $   941,129
Accrued liabilities                                                  72,159        190,522
Notes payable, current portion                                      880,572          1,993

Total current liabilities                                         1,721,291      1,133,644

Deferred gain on building sale                                      626,945           --
Long term debt, less current portion                                 16,500      1,870,430

Total long term liabilities                                         643,445      1,870,430

Total liabilities                                                 2,364,736      3,004,074

Common stock, $0.001 par value, 50,000,000 shares authorized,        13,131          9,764
13,131,472 and 9,764,206 shares issued and outstanding
Additional paid-in capital                                        5,534,368      4,898,180
Accumulated deficit                                              (7,045,999)    (6,381,904)

Total shareholders' deficit                                      (1,498,500)    (1,473,960)

Total liabilities and shareholders' deficit                     $   866,236    $ 1,530,114



                             National Sorbents, Inc.

                            Statements of Operations

                                   (Unaudited)

            For the six and three months ended June 30, 2001 and 2000


                                                    Six months ended            Three months ended
                                               --------------------------    --------------------------
                                                   2001           2000           2001           2000
                                               -----------    -----------    -----------    -----------

Revenues                                       $ 1,254,940    $ 1,929,661    $   633,004    $   853,693

Cost of revenues                                   998,910      1,547,379        510,550        652,805

Gross profit                                       256,030        382,282        122,454        200,888


Selling, general and administrative expenses       600,864        672,505        331,946        321,745

Loss from operations                              (344,834)      (290,223)      (209,492)      (120,857)

Other expense, net                                   7,425         29,944          4,760         17,270

Loss before provision for income taxes         ($  352,259)      (320,167)      (214,252)      (138,127)

Provision for income taxes                            --             --             --             --

Net loss                                       ($  352,259)   ($  320,167)      (214,252)      (138,127)


Net loss per common share                      ($     0.03)   ($     0.03)   ($     0.02)   ($     0.01)


                             National Sorbents, Inc.

                       Statement of Shareholders' Deficit

                                   (Unaudited)

                     For the six months ended June 30, 2001



                           Shares                        Par value, $0.001
                                                       Additional
                           Common         Common        paid-in     Accumulated
                           stock          stock         capital       deficit         Total
                        -----------    -----------    -----------   -----------    -----------

December 31, 2000        12,893,472    $    12,893    $ 5,496,880   ($6,693,740)   ($1,183,967)

Issuance of Stock
  In Lieu of Interest       238,000            238         37,488          --           37,726

Net loss                                                               (352,259)      (352,259)

June 30, 2001            13,131,472    $    13,131    $ 5,534,368   ($7,045,999)   ($1,498,500)



                             National Sorbents, Inc.

                            Statements of Cash Flows

                                   (Unaudited)

                 For the six months ended June 30, 2001 and 2000



                                                                                     2001           2000
                                                                                 -----------    -----------

Net loss                                                                         ($  352,259)   ($  320,167)

Adjustments to reconcile net income to net cash Used for operating activities:
     Depreciation and amortization                                                    15,291         16,001
     Change in assets and liabilities:
          (Increase)/decrease in accounts receivable                                  49,664         99,932
          (Increase)/decrease in inventories                                           3,287        (72,895)
          Decrease in prepaid expenses                                                 1,459        (19,482)
          (Increase)decrease in other assets                                         (33,887)       (26,583)
          (Decrease)/increase in accounts payable                                   (318,212)      (137,207)
          (Decrease)/increase in accrued expenses                                    (33,653)        35,788


Net cash used in operations                                                         (668,310)      (424,613)

Cash used for investing activities:
     Purchase of land & building                                                        --             --
     Purchase of property & equipment                                                 (2,875)        (6,330)
     Proceeds from sale of building                                                1,400,000           --
Net cash used for investing activities                                             1,397,125         (6,330)


Cash flows from financing activities:
     Repayment of debt                                                              (982,002)        (5,730)
     Borrowings                                                                      510,000        461,096

Net cash provided by financing activities                                           (472,002)       455,366

Net increase in cash                                                                 256,813         24,423

Cash, beginning                                                                       12,716         12,287


Cash, ending                                                                         269,529         36,710

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

Income Taxes
------------

During the periods presented the Company has not provided for income taxes as a result of the losses during the periods and the available operating loss carryforwards.

Basis of Presentation

The accompanying financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company has incurred operating losses aggregating $6,693,740 through the year ended December 31, 2000 and $352,259 for the six months ended June 30, 2001. The Company had negative working capital of $998,140 at June 30, 2001.

The Company has undertaken the raising of additional equity capital. The Company's continued operations are dependent upon its ability to raise adequate additional equity capital and the increased marketing of its products and services.

Segment Information
-------------------

The following is summary information regarding the breakdown of segment information for the six months ended June 30, 2001:

         Environmental Revenues                 111,504
         Sorbent Revenues                     1,143,436

         Environmental Gross Profit               5,194
         Sorbent Gross Profit                   250,836

         Environmental Accounts Receivable       17,948
         Sorbents Accounts Receivable           229,062

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

Revenues declined $674,721,  or 35%, to $1,254,940 from $1,929,661 and $220,689, or 26%, to $633,004 from $853,693 for the six and three months ended June 30, 2001 and 2000 respectively. The decline was primarily the result of a decrease in sales on the environmental side of the business due to the loss of the major environmental customer, due to an explosion at the customer's plant in mid 2000.

Cost of Revenues declined $548,469, or 35%, to $998,910 from $1,547,379 and $142,255, or 22%, to $510,550 from $652,805 for the six and three months ended June 30, 2001 and 2000 respectively. The decline was primarily the result of the decreased volume of environmental revenue.

Operating (selling, general and administrative) expenses decreased $71,641, or 11%, to $600,864 from $672,505 and increased $10,201, or 3%, to $331,946 from
$321,745 for the six and three months ended June 30, 2001 and 2000 respectively. The changes were primarily the result of a decrease in professional fees and salaries related to marketing activities, and a decrease in administrative salaries.

Liquidity and Capital Resources

The Company has historically financed its operations through the sale of common stock and borrowings from individuals and banks.

During June, 2001 the Company raised additional working capital through the sale and leaseback of the building used as the Company's principal place of business and operations.

The Company does not have any significant material commitments for capital expenditures.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2. Changes in Securities and Use of Proceeds.

         None.

ITEM 3. Defaults Upon Senior Securities.

         None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

         No mattes were submitted to a vote of security holders during this reporting quarter.

ITEM 5. Other Information.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Not applicable.

         (b)      Not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated October 10, 2002

NATIONAL SORBENTS, INC.




By: /s/  Daniel B. Jones
-------------------------------------
Daniel B. Jones
President and Chief Executive Officer