Form 10QSB
period 2001-09-30
NATIONAL SORBENTS INC /NV/
filed 2002-10-17
CIK 1100980

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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

         As of September 30, 2001, 13,131,472 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                             NATIONAL SORBENTS, INC.
                                   FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                                      INDEX
                                      -----

                                                                            Page

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements   (Unaudited).....................................

Balance Sheets as of September 30, 2001 and 2000...............................2

Operating Statement for the nine and three months ended
   September 30, 2001 and 2000.................................................3

Statements of Shareholders' Deficit for the nine months ended
   September 30, 2001..........................................................4

Statements of Cash Flows for the nine months ended September 30,
   2001 and 2000...............................................................5

Notes to Unaudited Financial Statements........................................6

Item 2. Management's Discussion and Analysis...................................7

PART II.    OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.......................................8

Signatures.....................................................................9


                                     PART I

                              FINANCIAL INFORMATION


Item 1. Financial Statements

                             National Sorbents, Inc.
                                 Balance Sheets
                                   (Unaudited)
                        As of September 30, 2001 and 2000



         Assets                                                     2001           2000
                                                                -----------    -----------

Cash and cash equivalents                                       $    27,614    $    11,140
Account receivable                                                  250,794        316,772
Inventory                                                           147,286        270,468
Prepaid expenses                                                       --           16,959

Total current assets                                                425,694        615,339


Property and equipment, net                                          94,576        835,844

Other assets                                                         53,658         46,473


Total assets                                                    $   573,928    $ 1,497,656


         Liabilities and Shareholders' Deficit

Accounts payable                                                $   645,407    $ 1,144,083
Accrued liabilities                                                  78,299        199,467
Notes payable, current portion                                      896,013          8,828

Total current liabilities                                         1,619,719      1,352,378

Deferred gain on building sale                                      608,776           --
Long term debt, less current portion                                 16,500      1,040,865

Total long term liabilities                                         625,276      1,040,865

Total liabilities                                                 2,244,995      2,393,243

Common stock, $0.001 par value, 50,000,000 shares authorized,        13,131         13,799
13,131,472 and 12,893,472 shares issued and outstanding
Additional paid-in capital                                        5,534,368      5,764,975
Accumulated deficit                                              (7,218,566)    (6,674,361)

Total shareholders' deficit                                      (1,671,067)      (895,587)

Total liabilities and shareholders' deficit                     $   573,928    $ 1,497,656


                             National Sorbents, Inc.

                            Statements of Operations

                                   (Unaudited)

         For the nine and three months ended September 30, 2001 and 2000




                                                    Nine months ended            Three months ended
                                               --------------------------    --------------------------

                                                   2001           2000           2001           2000
                                               -----------    -----------    -----------    -----------

Revenues                                       $ 1,792,428    $ 2,767,356    $   537,488    $   837,695

Cost of revenues                                 1,424,238      2,301,495        425,328        754,116

Gross profit                                       368,190        465,861        112,160         83,579


Selling, general and administrative expenses       883,423      1,029,491        282,559        356,985

Loss from operations                              (515,233)      (563,630)      (170,399)      (273,406)

Other expense, net                                   9,593         48,997          2,168         19,051

Loss before provision for income taxes         ($  524,826)      (612,627)      (172,567)      (292,457)

Provision for income taxes                            --             --             --             --

Net loss                                       ($  524,826)   ($  612,627)      (172,567)      (292,457)


Net loss per common share                      ($     0.04)   ($     0.05)   ($     0.01)   ($     0.02)


                             National Sorbents, Inc.

                       Statement of Shareholders' Deficit

                                   (Unaudited)

                  For the nine months ended September 30, 2001


                           Shares                  Par value, $0.001
                                                       Additional
                           Common         Common        paid-in     Accumulated
                           stock          stock         capital       deficit         Total

December 31, 2000        12,893,472    $    12,893    $ 5,496,880   ($6,693,740)   ($1,183,967)

Issuance of Stock
  In Lieu of Interest       238,000            238         37,488          --           37,726

Net loss                                                               (524,826)      (524,826)

September 30, 2001       13,131,472    $    13,131    $ 5,534,368   ($7,218,566)   ($1,671,067)

                             National Sorbents, Inc.

                            Statements of Cash Flows

                                   (Unaudited)

              For the nine months ended September 30, 2001 and 2000



                                                         2001           2000
                                                     -----------    -----------
Net loss                                             ($  524,826)   ($  612,627)

Adjustments to reconcile net income to net cash
Used for operating activities:
     Depreciation                                         24,475         25,349
     Amortization of deferred gain                       (18,169)          --
     Change in assets and liabilities:
          (Increase)decrease in accounts receivable       45,880        106,307
          (Increase)/decrease in inventories              62,613        (65,397)
          (Increase)decrease in prepaid expenses           1,459          1,185
          (Increase)decrease in other assets             (32,861)       (41,633)
          (Decrease)/increase in accounts payable       (450,870)        65,746
          (Decrease)/increase in accrued expenses        (27,513)        44,734


Net cash used in operations                             (919,812)      (476,336)

Cash used for investing activities:
     Purchase of equipment                                (8,728)       (28,275)
     Proceeds from sale of building                    1,400,000           --

Net cash used for investing activities                 1,391,272        (28,275)


Cash flows from financing activities:
     Repayment of debt                                  (982,416)      (367,366)
     Borrowings                                          525,854
     Issuance of common stock                               --          870,830

Net cash provided by financing activities               (456,562)       503,464

Net increase in cash                                      14,898         (1,147)

Cash, beginning                                           12,716         12,287


Cash, ending                                              27,614         11,140

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

Basis of Presentation
---------------------

The accompanying financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company has incurred operating losses aggregating $6,693,740 through the year ended December 31, 2000 and $524,826 for the nine months ended September 30, 2001. The Company had negative working capital of $1,194,025 at September 30, 2001.

The Company has undertaken the raising of additional equity capital. The Company's continued operations are dependent upon its ability to raise adequate additional equity capital and the increased marketing of its products and services.

Segment Information
-------------------

The following is summary information regarding the breakdown of segment information for the nine months ended September 30, 2001:

         Environmental Revenues                    121,277
         Sorbent Revenues                        1,671,151

         Environmental Gross Profit                  7,457
         Sorbent Gross Profit                      360,733

         Environmental Accounts Receivable          14,908
         Sorbents Accounts Receivable              235,886

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

Revenues declined $974,928,  or 35%, to $1,792,428 from $2,767,356 and $300,207, or 36%, to $537,488 from $837,695 for the nine and three months ended September 30, 2001 and 2000 respectively. The decline was primarily the result of a decrease in sales on the environmental side of the business due to the loss of the major environmental customer, due to an explosion at the customer's plant in mid 2000.

Cost of Revenues declined $877,257, or 38%, to $1,424,238 from $2,301,495 and $328,788, or 44%, to $425,328 from $754,116 for the nine and three months ended September 30, 2001 and 2000 respectively. The decline was primarily the result of the decreased volume of environmental revenue.

Operating (selling, general and administrative) expenses decreased $146,068, or 14%, to $883,423 from $1,029,491 and $74,426, or 21%, to $282,559 from $356,985 for the nine and three months ended September 30, 2001 and 2000 respectively. The changes were primarily the result of an increase in professional fees and salaries related to marketing activities, and a decrease in administrative salaries.

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