Form 10KSB
period 2001-12-31
NATIONAL SORBENTS INC /NV/
filed 2002-10-17
CIK 1100980

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURTIES AND EXCHANGE ACT OF 1934.

         For the fiscal year ended December 31, 2001
                                   -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

         For the transition period from                     to
                                       -------------------  --------------------

                               Commission File No.

                             National Sorbents, Inc.


        Nevada                                                 31-1291923

 National Sorbents, Inc.
10139 Commerce Park Drive
 Cincinnati, Ohio  45246


                    Issuer's telephone number (513) 860-4144
                                              --------------

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                 Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and 2 has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if disclosure of delinquent filers in response to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year. $2,285,050

Aggregate market value of voting stock held by non-affiliates of registrant as of December 31: $131,315


Shares of Common Stock outstanding as of December 31: 13,131,472

                       DOCUMENTS INCORPORATED BY REFERENCE


Transitional Small Business Disclosure Format (check one): Yes[ ] No  [X]

                                     10-KSB

                                TABLE OF CONTENTS
                                -----------------

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

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and reports on Form 8-K

This Annual Report on Form 10-KSB contains statements that constitute forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of National Sorbents, Inc. together with its subsidiaries (referred in this report as "we", "us" and "our") with respect to (i) our financing plans,
(ii) trends affecting our financial condition or results of operations, (iii) the impact of competition, and (iv) the expansion of certain operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under "Risk Factors," "Management's Discussion and Analysis or Plan of Operations" and "Description of Business" identifies important factors that could cause or contribute to such differences. See "Description of Business--Risk Factors--All forward-looking statements should be read with caution."

                                     PART I

Item 1. Description of Business
-------------------------------

National Sorbents, Inc., ("NSI") is engaged in the business of developing, manufacturing and marketing sorbent products ("sorbents") to industrial and governmental entities. Additionally, NSI has provided waste disposal management services to clients (primarily one major customer in the Midwest) on a contractual basis. The relationship with this major customer ceased during the 2000 fiscal year.

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

NSI markets its sorbents under the trademarked name "MAXX(R)". The sorbents are categorized into three main product lines:

         MAXX(R) ULTRA a general purpose absorbent engineered for maximum absorption of coolants, solvents, water, oil and other liquids with the exception of aggressive acids and caustics.

         MAXX(R) SELECT is a specific purpose absorbent engineered for maximum absorption of oil and petrochemicals while repelling water.

         MAXX(R) RESCUE is a universal absorbent which will absorb virtually any liquid including strong acids and caustics. The ability of the product to absorb any type of liquid makes it especially useful in controlling and containing spills of an unknown origin.

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

NSI has registered the trademark MAXX(R) as the unique identification of the differentiation between its products and that of competitors. NSI vigorously protects this trademark.

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

NSI has historically engaged in two segments of the environmental industry, the first being the sale of sorbent materials to distributors and end-users of the product, and the second being the contract management of waste disposal services for clients, primarily one large Midwest client. Business with this client ceased during the current reporting period. The sale of sorbents represented 94% and 59% of the total revenues of NSI for the years ended December 31, 2001 and 2000, respectively. Revenues from contract activities represented less than 6% and 41% of total revenues for NSI for the years ended December 31, 2001 and 2000 respectively, with a single waste management customer representing 98% of revenues from contract activities for the year ended December 31, 2000. There were no 2001 revenues associated with this customer.

Potential Expansion of Business

NSI has followed the corporate philosophy of identifying areas and/or industries where the control of various materials and liquids is a critical concern.

One of the most recent industries identified in this process is the mortuary industry. After several years of development and testing, during the fourth quarter of 1999 NSI introduced a line of products developed specifically to provide maximum control of body fluids and process fluids used during the preparation for interment or cremation of human corpses. The mortuary product line represented approximately 4% of total sorbent sales for the year ending December 31, 2001 and less than 1% for the year ending December 31, 2000.

Employees

At December 31, 2001, NSI employed twenty-six (26) individuals. The distribution of employees by function is as follows:

         Production                      18
         Sales and marketing              5
         Administration                   3

No employees of NSI are covered by a collective bargaining agreement. NSI has employment contracts with Daniel B. and Leslie E. Jones, which automatically renew on an annual basis. No other employees are covered by an employment contract.

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

NSI has experienced losses. During its history NSI has experienced net losses from its operations. NSI had a net loss of $660,134 for the year ended December 31, 2001, as compared with a net loss of $632,003 for the year ended December 31, 2000. The results for the year ended December 31, 2001 were adversely affected by the substantial shortfall in Environment sales due to an explosion and subsequent shutdown, during 2000, at the plant of the major environmental services customer. Factors affecting results in 2001 included inefficiencies in the manufacturing process and price increases from major suppliers which were unable to be passed through sorbent customers. NSI cannot assure that it will operate profitably in the near future, if at all.

NSI has a negative net worth. At December 31, 2001, NSI has a negative net worth of $1,806,375. NSI cannot assure you that we will be able to operate profitably in the future, if at all.

NSI may continue to need financing or additional equity to meet our future capital requirements. At December 31, 2001 current liabilities exceeded current assets by $1,348,296 and total liabilities exceeded total assets by $1,806,375. NSI continues to explore additional sources for financing to meet the financial need of the company. NSI is in the final stages of determining the amount and form of the needed additional financing. Negotiations are underway to determine the terms of additional debt financing. The outcome of those discussions is not assured, however.

Existing shareholders are able to exercise control. Officers and directors beneficially own approximately 32.4% of the outstanding shares of common stock and Leslie E. Jones, Executive Vice-President, owns approximately 32.2%. The Articles of Incorporation do not provide for cumulative voting rights.

Loss of key employee could jeopardize NSI. Daniel B. Jones', the co-founder of NSI with his wife Leslie E. Jones, and currently President of NSI, continued contributions are critical to the success and future performance of the company. Mr. Jones is recognized as a true leader of the commercial sorbent industry, as well as an industry leader in knowledge of proper procedures to be employed in the control, containment and clean-up of material spills. Loss of Mr. Jones leadership in these areas could be devastating to the continued operations of NSI. NSI maintains key-man term life insurance totaling $1,000,000 on the life of Mr. Jones.

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

Item 2. Description of Property.
--------------------------------

NSI's manufacturing and office facilities are located at 10139 Commerce Park Drive, Cincinnati, Ohio. The facility is comprised of a 40,000 square foot office/production facility situated on five acres of land. The site is located in an industrial park with multiple direct accesses to the interstate highway system.

As of December 31, 2000 a twenty-five year mortgage note financed the property with an outstanding balance of $607,799. The property is pledged as collateral to secure the mortgage note. The note provided for adjustable monthly payments and carried an interest rate of 9.875%, which was adjustable annually at July 1. The rate adjustment is subject to a 2.0% annual increase limitation and a maximum annual rate of 14.50%.

During the 2001, the property was sold, under a sale-leaseback transaction, at a gain of approximately $600,000. The net proceeds of the transaction were used to provide working capital. This gain is being deferred and amortized over a ten-year period.

NSI believes the facility is of sufficient size to handle all production and administrative functions necessary to meet its current and anticipated operating activities, as well as adequately providing for potential expansion required by future growth of operations.


Item 3. Legal Proceedings.
-------------------------

NSI is involved in various legal actions arising out of its normal course of business. The officers and directors of NSI do not believe that an adverse decision on any of these actions, whether considered individually or in the aggregate, will have a material adverse affect on the company or its financial position.

Item 4. Submission of matters to a Vote of Security Holders
-----------------------------------------------------------

There were no matters submitted to a vote of stockholders during the fiscal year ended December 31, 2001.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Price range of Common Stock

The common stock of NSI has been traded on the NASDAQ OTC Bulletin Board under the symbol "NSIE." Our common stock was deleted from the OTC Bulletin Board on May 24, 2001 because we did not meet the listings conditions. The following table sets forth, for the fiscal periods indicated, the high and low selling prices of a share of common stock as reported by the OTC Bulletin Board for each calendar quarter for the two prior years. Such quotations reflect actual sale transaction prices rather than inter-dealer prices.

         Quarter ended                  Low                         High
         -------------                  ---                         ----

         Dec. 31, 2001                 0.0100                      0.0350
         Sep. 30, 2001                 0.1250                      0.1500
         Jun. 30, 2001                 0.1500                      0.0100
         Mar. 31, 2001                 0.2250                      0.4250
         Dec. 31, 2000                 0.1875                      0.7500
         Sep. 30, 2000                 0.3750                      1.0313
         Jun. 30, 2000                 0.5100                      1.3750
         Mar. 31, 2000                 1.0625                      2.0000
         Dec. 31, 1999                 0.4375                      2.0000

         Prior quarters traded under "NSES"

         *Prices listed above after March 31, 2001 are not OTC Bulletin Board prices, as our stock was deleted from the OTC Bulletin Board system on May, 24, 2001.

As of December 31, 2001, the closing bid price per share of common stock was $0.0100. There are approximately 4,000 holders of record of the common stock.

Recent Sales Of Unregistered Securities

In January 2001, the Company issued 238,000 shares of common stock to Steven Bakst in lieu of $37,726 interest payment due on a promissory note. The common stock was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Management's Discussion and Analysis or Plan of Operations.
-------------------------------------------------------------------

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

Since its inception in 1988, NSI has been active in the production, distribution and selling of sorbent materials used in the control, containment and removal of material spills of both hazardous and non-hazardous materials. NSI has evolved from being primarily a distributor of such products to being a significant converter of sorbent materials from a raw product to a usable product.

NSI's  operating  history  exceeds  ten  years,  but  the  risks,  expenses  and
difficulties   inherent  to  and  encountered  by  start-up  companies  must  be considered when evaluating NSI's prospects.

Due to the volatility of variable raw material costs, operating expenses of NSI cannot be estimated with a reasonable measure of accuracy. Management of the company can control fixed costs associated with the business. Several factors, including marketing of NSI products and services, the types of products sold, competitive pressures, distribution costs and order size, affect both the level and timing of operating expenses.

Since its inception NSI has incurred costs associated with developing product identity, name recognition, testing and verifying product quality and appropriate use, developing products for acceptance by new markets, costs of product introduction including advertising and market research. Management foresees such variable cost volatility continuing in the future as NSI develops a complete line of products necessary to be a leader of the sorbent industry.

To date NSI has financed its net expenditures through a combination of borrowings and the sale of common stock of the company. Since its incorporation in 1990 through December 31, 2001 NSI has issued 13,131,472 shares of its common stock for a net cash consideration $ 5,547,499.

Results of operations

Year ended December 31, 2001 compared to year ended December 31, 2000

Revenue
-------

Net revenue decreased $1,327,232,  or 37%, to $2,285,050 from $3,612,282 for the years ended December 31, 2001 and 2000 respectively. Revenues from the sales of sorbent materials increased $37,895, or 2%, to $2,013,965 from $1,976,070 for the respective years. Revenue from sales of Environmental services decreased $1,369,127, or 92%, year over year due to a catastrophic event, during fiscal year 2000, at the plant of the principal customer of these services. The mortuary sorbent product line sales increased 81% over December 31, 2000, to approximately $94,000.

Cost of sales and revenues
--------------------------

Cost of sorbents sold increased $35,188 over 2000. Environmental services costs of goods decreased $1,065,250, in line with the decrease in sales volume. Overall, cost of goods sold decreased by $1,027,109, or 35%. This change was primarily the result of the decreased Environmental services sales activity.

Gross profit
------------

Gross profit declined by $300,123, or 47%, to $334,070 from $634,193 for the years ended December 31, 2001 and 2000, respectively. The changes in revenues and costs discussed in the preceding paragraphs contributed to this decline. The decline in profits was also the result of the decision to pursue sales through different channels that resulted in decreased margins, but with the expectation of higher volumes.

Operating costs and expenses
----------------------------

Operating expenses decreased $405,372, or 29%, to $983,762 from $1,389,134 for the years ended December 31, 2001 and 2000, respectively. This decrease resulted primarily from decreased expenditures for administrative salaries, outside services and marketing expenses.

Other income (expense)
----------------------

The net other income (expense) is ($10,442) for the year ending December 31, 2001, composed primarily of interest (expense) of ($46,781) (($72,019) for December 31, 2000) and other income of $36,339 ($194,957 for December 31, 2000).

Taxes on income
---------------

The company has accumulated significant loss carry-forwards for federal and state income tax purposes. Since the Company has not attained profitability in any of its years of operations, any recognizable tax benefit of current losses has been offset by a valuation reserve reflecting the uncertainty of using the carry-forward. The carry-forwards begin to expire in the year 2005.

Liquidity and Capital Resources

Cash was $12,317 and $12,716 at December 31, 2001 and 2000 respectively. Net accounts receivable were $226,230 and $296,674 at December 31, 2001 and 2000 respectively.

The net working capital deficit was $1,348,296 and $1,460,542 at December 31, 2001 and 2000 respectively.

The company is liable for several notes payable. Total notes payable indebtedness amounted to $425,200 and $925,463 at December 31, 2001 and 2000, respectively. In addition, the company had a note outstanding to its president for $490,067 and $415,067 at December 31, 2001 and 2000. The change for the year was the result of normal amortization, the infusion of capital by the president of the Company and the retirement of the note payable associated with the sale leaseback transaction on the building which occurred in 2001. The Company is obligated under two minimal capital leases, totaling $27,320 (current and non-current portions).

Cash requirements to fund the operations and growth of the company have historically exceeded cash flow from operations. Accordingly, the company has funded its cash requirements through a combination of debt and equity. The company foresees the need to continue similar funding arrangements in the immediate future.

Item 7. Financial Statements.
-----------------------------

The Financial Statements may be found beginning on page F 1, "Financial Statements," following Part III of this Annual Report on Form 10-KSB.

Item  8.  Changes  In and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure.
---------------------

Not applicable.

                                    PART III

Item 9. Directors,  Executive Officers, Promoters and Control Person; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act.
---------------------------------------

Our directors and executive officers are as follows:

     Name                  Age               Position
     ----                  ---               --------

Daniel B. Jones             65     President, Treasurer, and Director

Leslie E, Jones             52     Exec. Vice President, Secretary, and Director

Dr. John P. Bryk            42     Director

Efthimios Mamaligas         41     Vice President Sales & Marketing


Committees

During 2001, only special meetings were held to approve various corporate authority changes mandated by changes in management personnel.

No committees have been formed nor members appointed.


Biographies

Daniel B. Jones

Mr. Jones has been President, Chief Executive Officer, Treasurer, and a member of the Board of Directors since the incorporation of the company in January, 1990. From 1986 until January, 1988, he was the Vice President and General Manager of Environmental Absorbent Supply, Inc., a sorbent manufacturer and distributor. From 1980 to 1988 he was General Manager of Cincinnati Fiber, Inc., a sorbent manufacturer. From 1965 to 1980, he was President and a Director of Premier Industries, Inc., a manufacturer of component parts for the aircraft, automobile and steel industries. In his capacity of President of NSI, Mr. Jones has been primarily responsible for the development of the company from a distributor of products, to a processor and manufacturer of its own product line. His responsibilities have included sales, marketing, administration, finance, product development, operations and contract management.

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

Mr. Mamaligas resigned from the Company in March 2002.


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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities  Exchange Act of 1934, as amended (the "Exchange
Act"),   requires  our  directors  and  executive  officers,   and  persons  who
beneficially  own more than ten  percent  of a  registered  class of our  equity securities,  to file  with the  Securities  and  Exchange  Commission  (the SEC)
initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities.  Officers,  directors, and persons who beneficially own more than ten percent of a registered  class of our equities are required by the regulations of the Commission to furnish us with copies of all Section 16(a)
forms they file.

To our knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2001, all Section
16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with.


Item 10. Executive Compensation.
--------------------------------

Executive Compensation

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal year ended December 31, 2001 paid to Daniel B. Jones, our President and a director, Leslie E. Jones, our Exec. Vice
President and a director. No other executive officer received compensation exceeding $100,000 during the fiscal year ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE

   Name and                  Fiscal                                                       Long-Term Compensation
Principal Position           Year          Annual Compensation                                     Awards
                                        Salary         Bonus      Other annual   Restricted  Securities     Long-Term    All Other
                                                                  Compensation   Stock       Underlying     Incentive    Compensa-
                                                                   (1) and (2)   Award(s)     Options/     Plan Payouts   tion (3)
                                                                                                SARs
Daniel B. Jones,             2001       $48,000         --             --          --            --            --           --
President and                2000       $48,000         --             --          --            --            --           --
Director

Leslie E. Jones,             2001       $48,000         --             --          --            --            --           --
Vice President and           2000       $48,000         --             --          --            --            --           --
Director

                                  OPTIONS TABLE

                       Options Granted in Last Fiscal Year

No Stock options were granted in the fiscal years ended December 31, 2000 and 1999.

Director Compensation

No compensation was granted to directors for their participation in meetings of the Board of Directors during the fiscal years ended December 31, 2001 and 2000.

Option and Award Plan

At the present time and during the fiscal years ended December 31, 2001 and 2000 there was no stock option or stock award plan in place in the company.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Principal Stockholders

The following table sets forth information known to us, as of March 30, 2002, regarding the beneficial ownership of our voting securities by (i) each person who is known by us to own of record or beneficially more than 5% of the outstanding Common Stock, (ii) each of our directors and the Named Executive Officers, as defined in Item 6, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each of the stockholders listed in the table below has sole voting and dispositive power with respect to shares beneficially owned by such stockholder.

                                      Number of Shares
Name of Beneficial Owner (1)         Beneficially Owned     Percent of Class (2)
------------------------             ------------------     ----------------

Leslie E. Jones                          4,156,137                32.2 %

All directors and executive              4,172,803                32.4 %
Officers as a group (2 persons)

(1) The address for Ms. Jones is c/o National Sorbents, Inc., 10139 Commerce Park Drive, Cincinnati, Ohio 45246.
(2) Shares of Common Stock are deemed outstanding for purposes of computing the percentage of beneficial ownership if such shares of Common Stock are exercisable or convertible within 60 days of the date of this Form 10-KSB.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

A single customer, who generated approximately 99% of the revenue from environmental services in 2000, and NSI are party to a purchase contract covering the services to be provided by NSI. The contract provides for periodic review of the pricing schedules on specified waste streams, as well as providing for pricing updates on new waste streams after approval of the profile at the final disposal facility.

This single customer had a catastrophic explosion at its facility, in mid 2000, which effectively ceased any business done by the customer and any relationship between NSI and the customer from that time forward.

The contract legally expired on December 31, 2001.

Item 13. Exhibits and Reports on Form 8-K.

Exhibit No.    Description
-----------    -----------

                                 SIGNATURE PAGE


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL SORBENTS, INC.


     Signature                      Title                            Date
     ---------                      -----                            ----

\s\ Daniel B. Jones         President and Director              October 10, 2002
-------------------


In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature                      Title                            Date
     ---------                      -----                            ----

\s\ Daniel B. Jones         President and Director              October 10, 2002
                            (Principal Executive Officer)

\s\ Leslie E. Jones         Exec. Vice President and Director   October 10, 2002


\s\ Dr. John Bryk           Director                            October 10, 2002

                             National Sorbents, Inc.

                              Financial Statements

                           December 31, 2001 and 2000

                                      With

                          Independent Auditors' Report

                             National Sorbents, Inc.

                                Table Of Contents


                                                                            Page
                                                                            ----


Independent Auditors' Report                                                   1

Financial Statements:

   Balance Sheets                                                            2-3

   Statements of Operations                                                    4

   Statements of Cash Flows                                                    5

   Statements of Changes in Stockholders' Deficit                              6

   Notes to the Financial Statements                                        7-14

                          Independent Auditors' Report
                          ----------------------------



To the Board of Directors
National Sorbents, Inc.:


We have audited the accompanying balance sheets of National Sorbents, Inc. as of December 31, 2001 and 2000, and the related statements of operations, cash flows, and changes in stockholders' deficit for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with U. S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Sorbents, Inc. at December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant operating losses, and has significant working capital and stockholders' deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans are also described in the note. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




March  8, 2002
Cincinnati, Ohio

                             NATIONAL SORBENTS, INC.
                                 Balance Sheets
                           December 31, 2001 and 2000



                                     Assets
                                     ------

                                                          2001           2000
                                                       ----------     ----------

Current assets:
       Cash                                            $   12,317         12,716
       Trade receivables, net                             226,230        296,674
       Inventory:
           Raw materials                                  103,224        101,862
           Finished goods                                  42,084        108,037
                                                       ----------     ----------
                                                          145,308        209,899
                                                       ----------     ----------

       Prepaid expenses                                      --            1,460
       Employee advances                                   35,224         14,867
                                                       ----------     ----------
              Total current assets                        419,079        535,616
                                                       ----------     ----------


Property and equipment:
       Land and building                                     --          850,000
       Factory equipment                                  146,478        146,478
       Computers and office equipment                      92,669         73,940
       Furniture and improvements                          24,549         29,799
       Construction in process                             48,482         58,483
                                                       ----------     ----------
                                                          312,178      1,158,700
       Less accumulated depreciation                      220,018        275,321
                                                       ----------     ----------
              Net property and equipment                   92,160        883,379


Other assets                                               57,138          5,930
                                                       ----------     ----------

              Total assets                             $  568,377      1,424,925
                                                       ==========     ==========




See accompanying notes to financial statements.


                      Liabilities and Stockholders' Deficit
                      -------------------------------------

                                                                      2001         2000
                                                                   ----------   ----------

 Current liabilities:
        Trade payables                                             $  757,661    1,096,014
        Accrued expenses:
           Payroll taxes                                               33,743       53,076
           Interest                                                    14,829       38,805
           Other                                                       35,560       51,922
        Notes payable                                                 425,200      325,379
        Notes payable - stockholder                                   490,067      415,067
        Current portion of long-term debt and capital leases           10,315       15,895
                                                                   ----------   ----------
           Total current liabilities                                1,767,375    1,996,158
                                                                   ----------   ----------



 Deferred gain on building sale                                       590,372         --
 Mortgage payable, net of current portion                                --        600,084
 Capital lease, net of current portion                                 17,005       12,650
                                                                   ----------   ----------
        Total long-term liabilities                                   607,377      612,734
                                                                   ----------   ----------
           Total liabilities                                        2,374,752    2,608,892
                                                                   ----------   ----------


 Stockholders' deficit:
        Common stock; $0.001 par value, 50,000,000
           shares authorized, 13,131,472 and
           12,893,472 outstanding in 2001 and 2000, respectively       13,131       12,893
        Paid-in capital                                             5,534,368    5,496,880

        Accumulated deficit                                        (7,353,874)  (6,693,740)
                                                                   ----------   ----------
           Total stockholders' deficit                             (1,806,375)  (1,183,967)
                                                                   ----------   ----------

               Total liabilities and stockholders' deficit         $  568,377    1,424,925
                                                                   ==========   ==========


                             NATIONAL SORBENTS, INC.
                            Statements of Operations
                     Years Ended December 31, 2001 and 2000


                                                            2001            2000
                                                       ------------    ------------

Revenues:
       Environmental                                   $    124,644       1,493,771
       Sorbents                                           2,013,965       1,976,070
       Freight revenues                                     161,954         152,371
       Sales returns and allowances                         (15,513)         (9,930)
                                                       ------------    ------------
           Net revenue                                    2,285,050       3,612,282
                                                       ------------    ------------
Cost of Sales:
       Environmental                                        117,473       1,182,723
       Sorbents                                           1,808,320       1,773,132
       Depreciation (Sorbents)                               25,187          22,234
                                                       ------------    ------------
                                                          1,950,980       2,978,089
                                                       ------------    ------------
           Gross Profit                                     334,070         634,193
                                                       ------------    ------------
Operating Costs and Expenses:
       Salaries, wages and taxes                            385,395         497,786
       Advertising and promotion                            212,994         408,948
       Commissions                                           28,421         106,554
       Professional fees                                    114,385         138,447
       Communications                                        26,648          24,499
       Insurance                                             35,307          32,974
       Other administration                                 180,612         179,926
                                                       ------------    ------------
                                                            983,762       1,389,134
                                                       ------------    ------------
           Loss from operations                            (649,692)       (754,941)

Interest expense                                            (46,781)        (72,019)
Other income                                                 36,339         194,957
                                                       ------------    ------------
           Loss before taxes                               (660,134)       (632,003)

Income tax provision                                           --              --
                                                       ------------    ------------
           Net loss                                    $   (660,134)       (632,003)
                                                       ============    ============

Net loss per common share:
       Net loss                                        $      (0.05)          (0.06)
                                                       ============    ============

Weighted average number of common shares outstanding     13,113,164      10,797,708
                                                       ============    ============

See accompanying notes to financial statements.


                             NATIONAL SORBENTS, INC.
                            Statements of Cash Flows
                     Years Ended December 31, 2001 and 2000


                                                             2001           2000
                                                         -----------    -----------

Cash flows from operating activities:
      Net loss                                           $  (660,134)      (632,003)
      Adjustments to reconcile net loss to net
         cash used by operating activities:
          Depreciation                                        26,891         36,295
          Stock issued for services                             --           51,000
          Amortization of deferred gain on sale              (36,572)          --
          Changes in operating assets and liabilities:
             Decrease in accounts receivable                  70,444        115,977
             (Increase) decrease in inventory                 64,591         (4,828)
             Decrease  in prepaid expenses                     1,460         16,685
             (Increase) in employee advances                 (20,357)        (4,439)
             (Increase) in other assets                      (51,208)        (1,090)
             Increase (decrease) in trade payables          (338,353)        17,941
             (Decrease) in accrued expenses                  (21,945)       (11,194)
                                                         -----------    -----------
Net cash used by operating activities                       (965,183)      (415,656)
                                                         -----------    -----------

Cash flows from investing activities:
      Proceeds from sale of building                       1,400,000           --
      Purchase of equipment                                   (8,728)       (86,759)
                                                         -----------    -----------
Net cash used by investing activities                      1,391,272        (86,759)
                                                         -----------    -----------

Cash flows from financing activities:
      Proceeds from new loans                                570,000           --
      Proceeds from capital lease                             15,853         20,759
      Payments on notes payable                             (395,179)        (3,061)
      Payments on mortgage debt                             (607,799)        (6,355)
      Payments on capital lease                               (9,363)        (6,828)
      Proceeds from sale of common stock                        --          498,329
                                                         -----------    -----------
Net cash provided by financing activities                   (426,488)       502,844
                                                         -----------    -----------

      Net increase (decrease) in cash                           (399)           429

      Cash at beginning of year                               12,716         12,287
                                                         -----------    -----------

      Cash at end of year                                $    12,317         12,716
                                                         ===========    ===========

Schedule of noncash activities:
      Stock issued for accrued interest                  $    37,726           --
                                                         ===========    ===========

See accompanying notes to financial statements.


                             NATIONAL SORBENTS, INC.
                 Statements of Changes in Stockholders' Deficit
                     Years Ended December 31, 2001 and 2000



                                                   Common Stock                                                   Total
                                          ------------------------------       Paid-In        Accumulated     Stockholders'
                                              Shares           Amount          Capital          Deficit          Deficit
                                          -------------    -------------    -------------    -------------    -------------

Balance, December 31, 1999                    9,763,938    $       9,764        4,898,180       (6,061,737)      (1,153,793)

 Sales of common stock                        2,884,534            2,884          547,945             --            550,829

 Stock issued for services, net                 300,000              300           50,700             --             51,000

 Cancellation of stock for compensation         (55,000)             (55)         (27,445)            --            (27,500)

 Underwriting costs reversed                       --             27,500             --             27,500

 Net loss for year                                 --               --               --           (632,003)        (632,003)
                                          -------------    -------------    -------------    -------------    -------------

 Balance, December 31, 2000                  12,893,472           12,893        5,496,880       (6,693,740)      (1,183,967)

 Stock issued for interest                      238,000              238           37,488             --             37,726

 Net loss for year                                 --               --               --           (660,134)        (660,134)
                                          -------------    -------------    -------------    -------------    -------------

 Balance, December 31, 2001                  13,131,472    $      13,131        5,534,368       (7,353,874)      (1,806,375)
                                          =============    =============    =============    =============    =============

See accompanying notes to financial statements.

                             National Sorbents, Inc.

                          Notes To Financial Statements


1.       Nature Of Operations:
         --------------------

         National Sorbents, Inc. (Company) was incorporated in 1990 in the State of Ohio where its administrative, sales and manufacturing facilities are located. In January 2000, the Company redomiciled in Nevada, authorizing 25,000,000 additional common shares at $0.001 par value per share. Immediately following the incorporation in Nevada, the Company affected a share-for-share exchange with the shareholders of the Ohio Company and then merged the Ohio Company into the Nevada Company, so the surviving company is the Nevada Company. Immediately after, the Company purchased Polyspherics, Inc. (Poly), a Nevada shell corporation with no assets, liabilities, revenues or operations. Poly was a company required to file annual and periodic reports with the Securities and Exchange Commission by virtue of its having a 12-g registration on Form 10-SB. Subsequent to the acquisition of Poly, the Company merged the subsidiary into itself and is the surviving entity for reporting purposes.

         The Company engages in two segments of the environmental industry, one dealing with containment/cleanup (sorbents) and the other with waste disposal (environmental services). As discussed later in these footnotes, the environmental segment experienced a significant decline in revenue during 2001 and is not expected to recover. The breakdown of the segment information is shown elsewhere in these footnotes.

2.       Summary Of Significant Accounting Policies:
         ------------------------------------------

         Use of estimates
         ----------------

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

         Fair value of financial instruments
         -----------------------------------

         Substantially all of the Company's financial assets and liabilities are carried at fair value or contracted amounts, which approximate fair value.

         Net loss per common share
         -------------------------

         Net loss per common share has been computed by dividing the respective numerator by the weighted average number of common shares outstanding during the periods.

         Trade receivables and revenue recognition
         -----------------------------------------

         The Company, in the normal course of business, extends credit to customers on an uncollateralized basis. Revenue is recognized upon shipment of product to customers. Management periodically reviews outstanding accounts receivable, as well as the bad debt write offs in the past, to establish an allowance for doubtful account for uncollectible amounts.

         Inventories
         -----------

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in-first-out method (FIFO). Shipping and handling costs are included in cost of sales.

         Property and equipment
         ----------------------

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

         Income taxes
         ------------

         Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting basis and tax basis of the Company assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized.

         Advertising costs
         -----------------

         The Company expenses advertising costs as incurred. Advertising costs totaled $21,949 in 2001 and $67,140 in 2000.

         Reclassifications
         -----------------

         Certain reclassifications have been made in the prior year financials to conform to the current year presentation.


3.       Going Concern:
         -------------

         Through  December  31,  2001  the  Company  had  incurred   significant
         operating losses and has depended upon stock sales, stockholder/officer loans and loans  from  others to provide  the  liquidity  necessary  to maintain  ongoing  operations.  In 2001 the Company  continued to incur operating losses and showed a decrease in revenues from 2000 levels. As of  December  31, 2001 the  Company  had a working  capital  deficit of
         $1,348,296 and stockholders' deficit of $1,806,375. These factors raise substantial  doubt about the  Company's  ability to continue as a going concern.

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

4.       Trade Receivables:
         -----------------

         At December 31, 2001 and 2000, the allowance for doubtful accounts was $34,124 and $36,145 respectively.

5.       Notes Payable:
         -------------

         Notes payable at December 31, 2001 and 2000 consists of the following:

                                                                 2001       2000
                                                               --------   --------
         Term note, interest at 12%, dated June 26, 1998
         Lender received 50,000 shares of stock at inception
         and has option to purchase additional shares at 50%
         of market value. Renewable annually by consent of
         both parties                                          $ 60,000    125,000

         Promissory note dated May 16, 1995.  Interest
         at prime plus 1%                                          --          379

         Demand note to an individual, without interest         195,200    200,000

         Demand note, without interest                           60,000       --

         Bank term note, dated March 2001.  Interest at
         prime plus 1%.  Secured by business assets and
         shareholder residence.  Interest payable monthly,
         loan due March 2002                                    110,000       --
                                                               --------   --------


                  Total outstanding                            $425,200    325,379
                                                               ========   ========


         During 2001 and 2000, the Company recognized total interest expense related to these notes in the amount of $21,144 and $15,201, respectively. Only $7,388 and $201, respectively of this interest was paid in cash.

6.       Notes Payable - Stockholder:
         ---------------------------

         The stockholder loan is a demand loan without interest. The loan is from the president of the Company.

7.       Mortgage Note:
         -------------

         In 2000, the mortgage debt outstanding is secured by land and building that houses the operations. The interest on the note is variable and can change by up to 2.0% per year based on a defined index. For the period from 2000 to 2001 the rate varied between 8.25% to 9.875%. The maximum rate on the loan is 14.5%. The rate is subject to adjustment each year on July 1. For the years 2001 and 2000 the Company paid interest of $19,976 and $54,990 respectively. This loan was paid off during 2001 as part of the sale-leaseback transaction discussed later.

8.       Capital Lease:
         -------------

         As of December 31, 2001 the Company is obligated under two capital leases. The first lease consists of phone equipment. This lease expires in September 2005. The second lease involves computer networking equipment. This lease expires in July 2003. At December 31, 2000 the company was obligated under a capital lease for phone equipment that expired in May 2001. The minimum annual payments required under these leases are as follows:

                                      2002                  $  15,064
                                      2003                     11,325
                                      2004                      6,089
                                      2005                      4,060
                                                            ---------

                 Total lease payments                          36,538
                 Amounts representing interest                  9,218
                                                            ---------

                 Present value of future minimum payments      27,320
                 Less: current portion                         10,315
                                                            ---------

                 Long-term portion                          $  17,005
                                                            =========

         The total of the assets under capitalized lease as of December 31, 2001 and 2000 are as follows:

                                                  2001        2000
                                                --------    --------

               Computers and office equipment   $ 36,343      41,370
               Accumulated depreciation          (13,966)    (23,389)
                                                --------    --------

                        Total                   $ 22,377      17,981
                                                ========    ========

9.       Sale-Leaseback Transaction:
         --------------------------

         In June 2001, the Company entered into a sale-leaseback transaction on its primary facilities. The building and land was sold for $1,400,000. Simultaneously, the Company signed a 5 year lease, with a five year option, for $16,900 per month. The gain from this transaction has been deferred and is being recognized over a ten year period. The lease is being accounted for as an operating lease, therefore the statements show no value for the land and building, nor any of the related lease payment obligations.

         The lease contains a provision for the repurchase of the facilities for $1,600,000, which the company has negotiated to $1,550,000. The Company is currently negotiating with a lender to secure a loan that would allow repurchase. This transaction is expected to close in the second quarter of 2002.

10.      Operating Leases:
         ----------------

         The Company leases its main facilities and certain warehouse space under agreements that expire in 2006. The Company also leases certain vehicles under operating leases that expire in 2002. Total expense for operating leases was $152,310 and $30,668 for 2001 and 2000, respectively. The following are the minimum payments due under these leases:

                             2002             $   225,224
                             2003                 202,800
                             2004                 202,800
                             2005                 202,800
                             2006                  84,500
                                              -----------
                                              $   918,124
                                              ===========

11.      Stockholders' Deficit:
         ---------------------

         During 2000, in conjunction with the reorganization into a Nevada corporation, the number of authorized shares was increased from 25,000,000 to 50,000,000.

         In 2001, the company issued 238,000 shares of stock in lieu of interest on a note payable. The shares were valued at approximately $.16 per share. A total of $37,726 of interest was satisfied with the issuance of these shares. None of these shares were registered under the Securities Act of 1933 or any securities laws.

         In 2000 the Company issued 3,184,534 shares of common stock. One of these transactions involved the issuance of 2,764,534 shares and raised $498,329. The second transaction involved the transfer of $52,500 previously accounted for as a note payable by issuance of 120,000 shares. Finally, 300,000 shares were issued in exchange for services rendered. The issuance of the 300,000 shares was valued by the company at $.17 per share, approximately the value of shares sold during the year. None of these shares were registered under the Securities Act of 1933, as amended, or any state securities laws. Also in 2000 the Company cancelled 55,000 shares of stock that had previously been issued in connection with underwriting services. Because the services were never rendered, the shares were cancelled. This transaction has been reflected as a reversal in the equity section of the portion of the shares cancelled.

12.       Income Taxes:
          ------------

         The income tax provision is net of the deferred taxes that have been recorded to account for differences between book and tax accounting. In 2001, those differences related primarily to accounting for the gain on sale of the building. A valuation allowance has been recorded to offset 100% of these assets. Future profitability and therefore realization of those assets is not assured, so the valuation allowances have been recorded.

                                                         2001           2000
                                                     -----------    -----------

         Deferred tax assets (liabilities):
                  Net operating loss
                     carryforwards                   $ 2,125,000      2,125,000
                  Tax differences related
                     to sale-leaseback transaction       200,600           --
                                                     -----------    -----------
                           Total                       2,325,600      2,125,000

                  Valuation allowance                 (2,325,600)    (2,125,000)
                                                     -----------    -----------
                           Total                            --             --
                                                     ===========    ===========

         At December 31, 2001, the Company had federal and state tax net operating loss (NOL's) carry forwards of approximately $6,250,000 and $4,100,000, respectively. These NOL's expire in various amounts through the years 2005 to 2020. No cash was paid for income taxes in 2001 or 2000.

13.      401(K) Plan:
         -----------

         The Company has a 401 (k) plan (Plan) covering all employees. The Company made no contributions to the Plan for the years 2001 and 2000. It however, pays all administrative fees relating to the Plan.

14.      Other Income:
         ------------

         Included in other income for the year ended December 31, 2000 is approximately $200,000 in income related to the environmental segment. More information was obtained during that year that allowed management to better clarify issues for which liabilities had previously been recorded and to determine that the recorded liabilities were no longer necessary.

15.      Risks and Uncertainties:
         -----------------------

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

         The Company's environmental services are provided principally to one customer who accounted for approximately 99% of environmental revenue in 2000. This customer experienced a catastrophic event during 2000 that significantly reduced the revenue from this segment. Management does not expect this category to generate significant revenues anytime in the foreseeable future.

16.      Commitments and Contingent Liabilities:
         --------------------------------------

         The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

17.      Business Segment Data:
         ---------------------

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

         During 2000 the primary customer for the company's environmental services segment experienced a catastrophic event that significantly reduced operations. During 2000 the company continued to provide services to the customer as a result of the cleanup work related to the event. However in 2001, revenue from that segment became negligible.

         Information concerning operations by business segment is presented in the following table:

                                           2001         2000
                                        ----------   ----------
                   Revenues:
                     Environmental      $  124,644    1,493,771
                     Sorbents            2,160,406    2,118,511
                                        ----------   ----------
                   Total Revenues        2,285,050    3,612,282

                   Gross Profits:
                     Environmental           7,171      311,048
                     Sorbents              326,899      323,145
                                        ----------   ----------
                   Total Gross Profit   $  334,070      634,193


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