Form 10QSB
period 2002-03-31
NATIONAL SORBENTS INC /NV/
filed 2002-10-17
CIK 1100980

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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

         As of March 31, 2002, 13,741,472 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                             NATIONAL SORBENTS, INC.
                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


                                      INDEX

                                                                            Page
                                                                            ----

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements
(Unaudited)...................................................................

Balance Sheets as of March 31, 2002 and 2001...................................2

Statements of Operations for the three months ended
   March 31, 2002 and 2001.....................................................3

Statements of Shareholders' Deficit for the three months ended
   March 31, 2002..............................................................4

Statements of Cash Flows for the three months ended
   March 31, 2002 and 2001.....................................................5

Notes to Unaudited Financial Statements........................................6

Item 2. Management's Discussion and Analysis...................................7

PART II.    OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.......................................8

Signatures.....................................................................9


                                     PART I

                              FINANCIAL INFORMATION


Item 1. Financial Statements

                             National Sorbents, Inc.
                                 Balance Sheets
                                   (Unaudited)
                          As of March 31, 2002 and 2001


                                                                    2002           2001
                                                                -----------    -----------
         Assets

Cash and cash equivalents                                       $   110,476    $    18,555
Account receivable                                                  163,245        248,498
Inventory                                                           105,182        216,344
Advances                                                             35,224          7,894

Total current assets                                                414,127        491,291


Property and equipment, net                                          85,435        876,437

Other assets (principally deposits)                                 450,700          5,930


Total assets                                                    $   950,262    $ 1,373,658


         Liabilities and Shareholders' Deficit

Accounts payable                                                $   735,304    $   983,834
Accrued liabilities                                                  74,404         57,585
Notes payable, current portion                                    1,282,640      1,007,668

Total current liabilities                                         2,092,348      2,049,087

Deferred gain on sale of building                                   590,372           --
Long term debt, less current portion                                 17,320        608,819

Total non current liabilities                                       607,692        608,819

Total liabilities                                                 2,700,040      2,657,906

Common stock, $0.001 par value, 50,000,000 shares authorized,        13,741         13,131
13,741,472 and 13,131,472 issued and outstanding
Additional paid-in capital                                        5,703,708      5,534,368
Accumulated deficit                                              (7,467,227)    (6,831,747)

Total shareholders' deficit                                      (1,749,778)    (1,284,248)

Total liabilities and shareholders' deficit                     $   950,262    $ 1,373,658

                             National Sorbents, Inc.

                            Statements of Operations

                                   (Unaudited)

               For the three months ended March 31, 2002 and 2001


                                                           2002         2001
                                                         ---------    ---------

Revenues                                                 $ 426,055    $ 621,936

Cost of revenues                                           361,613      488,360

Gross profit                                                64,442      133,576


Selling, general and administrative expenses               166,173      226,705

Loss from operations                                      (101,731)     (93,129)

Other expense, net                                          11,622       44,878

Loss before provision for income taxes                    (113,353)    (138,007)

Provision for income taxes                                    --           --

Net loss                                                 ($113,353)   ($138,007)


Net loss per common share                                ($   0.01)    ( $0.01)


                             National Sorbents, Inc.

                       Statement of Shareholders' Deficit

                                   (Unaudited)

                    For the three months ended March 31, 2002


                           Shares                  Par value, $0.001
                                                       Additional
                           Common         Common        paid-in     Accumulated
                           stock          stock         capital       deficit         Total
                        -----------    -----------    -----------   -----------    -----------

December 31, 2001        13,131,472    $    13,131    $ 5,534,368   ($7,353,874)   ($1,806,375)

Debt Exchanged
  For Stock                 500,000            500        114,450          --          114,950

Sale of common stock        110,000            110         54,890          --           55,000

Net loss                                                               (113,353)      (113,353)

March 31, 2002           13,741,472    $    13,741    $ 5,703,708   ($7,467,227)   ($1,749,778)



                             National Sorbents, Inc.

                            Statements of Cash Flows

                                   (Unaudited)

               For the three months ended March 31, 2002 and 2001



                                                                       2002         2001
                                                                     ---------    ---------

Net loss                                                             ($113,353)   ($138,007)

Adjustments to reconcile net income to net cash
Used for operating activities:
     Depreciation and amortization                                       6,725        6,941
     Change in assets and liabilities:
          (Increase)/decrease in accounts receivable                    62,985       48,176
          (Increase)/decrease in inventories                            40,126       (6,445)
          (Increase)/decrease in prepaid expenses and other assets       6,438        8,432
          (Decrease)/increase in accounts payable                      (22,357)    (112,443)
          (Decrease)/increase in accrued expenses                       (9,728)     (85,954)


Net cash used in operations                                            (29,164)    (279,300)

Cash used for investing activities:
        Purchase of property and equipment                                --           --
        Deposits on purchase of property & equipment                  (400,000)        --

Net cash used for investing activities                                (400,000)        --


Cash flows from financing activities:
     Repayment of debt                                                (177,677)      (5,810)
     Borrowings                                                        650,000      253,223
     Common stock in lieu of interest                                     --         37,726
     Proceeds from sale of common stock                                 55,000         --

Net cash provided by financing activities                              527,323      285,139

Net increase in cash                                                    98,159        5,839

Cash, beginning                                                         12,317       12,716


Cash, ending                                                         $ 110,476    $  18,555

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's Form 10-KSB which included audited financial statements for the year ended December 31, 2001.

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

The Company has incurred operating losses aggregating $7,353,874 through the year ended December 31, 2001 and $113,353 for the three months ended March 31, 2002. The Company had negative working capital of $1,678,221 at March 31, 2002.

The Company has undertaken the raising of additional equity capital. The Company's continued operations are dependent upon its ability to raise adequate additional equity capital and the increased marketing of its products and services.

Segment Information
-------------------

Prior to 2002, the Company had reported information regarding the breakdown of segment revenues, gross profit and accounts receivable for the environmental and sorbent segments of the business.

During 2000 and 2001, the environmental segment of the business was reduced significantly due to a mid 2000 explosion at the primary environmental customer's facility.

On a going forward basis, the Company expects no future environmental segment activity with all going forward revenue relating to the sorbent segment of the business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Revenues declined $195,881, or 31%, to $426,055 from $621,936 for the three months ended March 31, 2002. The decline was primarily the result of a slowdown in customer demand and the unavailability of raw materials.

Cost of Revenues declined $126,747, or 26%, to $361,613 from $488,360 for the three months ended March 31, 2002. The decline was primarily the result of the decreased volume of revenues offset by a moderate improvement in manufacturing efficiencies.

Operating Expenses

Selling, general and administrative expenses decreased $60,532, or 27%, to $166,173 from $226,705 for the three months ended March 31, 2002. The decrease was primarily the result of an across the board cost cutting program in non-manufacturing areas.

Liquidity and Capital Resources

The Company has historically financed its operations through the sale of common stock and borrowings from individuals and a bank.

The Company has made a significant investment in manufacturing machinery to improve its manufacturing efficiencies and cost reduction capabilities.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2. Changes in Securities and Use of Proceeds.

         Recent Sales of Unregistered Securities

         During the first quarter of 2002, the Company offered and sold the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act").

         On March 31, 2002, we converted $115,000 of debt to 500,000 common shares. This represents a selling price of $0.23 per share. The money was payable to Mid-Centennial Ohio, LLC.

         On March 31, 2002, we sold 50,000 common shares for $25,000 to Jon Kostelecky and 60,000 shares to Hyacinth Kostelecky for $30,000.

         All of the above described common stock issued in these private transactions are exempt under Section 4(2) of the Act. These securities are deemed restricted securities.

ITEM 3. Defaults Upon Senior Securities.

         None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

         No mattes were submitted to a vote of security holders during this reporting quarter.

ITEM 5. Other Information.

         During the first quarter, Mr. Mamaligas, our Vice President for Sales and Marketing, resigned his position.

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