Form 10QSB
period 2002-06-30
NATIONAL SORBENTS INC /NV/
filed 2002-10-17
CIK 1100980

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

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

         As of June 30, 2002, 13,741,472 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]     No [X]

                             NATIONAL SORBENTS, INC.
                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                                      INDEX

                                                                            Page
                                                                            ----

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements   (Unaudited)

Balance Sheets as of June 31, 2002 and 2001....................................2

Statements of Operations for the six and three months
   ended June 30, 2002 and 2001................................................3

Statements of Shareholders' Deficit for the six months ended June 30, 2002.....4

Statements of Cash Flows for the six months ended June 30, 2002 and 2001.......5

Notes to Unaudited Financial Statements........................................6

Item 2. Management's Discussion and Analysis...................................7

PART II.    OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.......................................8

Signatures.....................................................................9

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                             NATIONAL SORBENTS, INC.
                                 BALANCE SHEETS
                          As Of June 30, 2002 and 2001
                                   (Unaudited)

                                                         2002           2001
                                                     -----------    -----------

               Assets
               ------

Cash and Cash Equivalents                            $   165,063    $   269,529
Accounts Receivable                                      190,283        247,010
Inventories                                              176,483        206,612
Advances                                                  35,224           --
                                                     -----------    -----------
                       Current Assets                    567,053        723,151
                                                     -----------    -----------

Property and Equipment, net                            1,051,613         88,401

Other Assets                                                --           54,684

Deposits                                                 750,000           --
                                                     -----------    -----------

            Total Assets                             $ 2,368,666    $   866,236
                                                     ===========    ===========

 Liabilities and Shareholder Deficit
 -----------------------------------

Accounts Payable                                     $   671,428    $   768,560
Accrued Liabilities                                       75,321         72,159
Notes Payable, Current Portion                         1,332,823        880,572
                                                     -----------    -----------
                  Current Liabilities                  2,079,572      1,721,291
                                                     -----------    -----------

Deferred Gain on Building Sale                              --          626,945
Long Term Debt, less Current Portion                   2,292,137         16,500
                                                     -----------    -----------
                Long Term Liabilities                  2,292,137        643,445
                                                     -----------    -----------

                                                     -----------    -----------
          Total Liabilities                            4,371,709      2,364,736
                                                     -----------    -----------

Common Stock, $0.001 par value,
   50,000,000 shares authorized,
   13,741,472 and 13,131,472 shares
   issued and outstanding                                 13,741         13,131
Additional Paid In Capital                             5,703,708      5,534,368
Accumulated Deficit                                   (7,720,492)    (7,045,999)
                                                     -----------    -----------
         Shareholder Deficit                          (2,003,043)    (1,498,500)
                                                     -----------    -----------

Total Liabilities and Shareholder Deficit            $ 2,368,666    $   866,236
                                                     ===========    ===========



                                    Page Two


                             NATIONAL SORBENTS, INC.
                            STATEMENTS OF OPERATIONS
            For the Six and Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                   Six Months Ended             Three Months Ended
                              --------------------------    --------------------------

                                  2002           2001           2002           2001
                              -----------    -----------    -----------    -----------

Revenues                      $   952,196    $ 1,254,940    $   526,141    $   633,004

Cost of Revenues                  833,865        998,910        472,252        510,550
                              -----------    -----------    -----------    -----------

Gross Profit                      118,331        256,030         53,889        122,454

Selling, General and
   Administrative Expenses        427,289        600,864        261,116        331,946
                              -----------    -----------    -----------    -----------

Loss from Operations             (308,958)      (344,834)      (207,227)      (209,492)

Other (Income) Expense, net        57,660          7,425         46,038          4,760
                              -----------    -----------    -----------    -----------
Loss Before Provision For
   Income Taxes                  (366,618)      (352,259)      (253,265)      (214,252)

Provision for Income Taxes           --             --             --             --
                              -----------    -----------    -----------    -----------

Net Loss                      $  (366,618)   $  (352,259)   $  (253,265)   $  (214,252)
                              ===========    ===========    ===========    ===========



Net Loss Per Common Share     $     (0.03)   $     (0.03)   $    (0.02)    $     (0.02)
                              ===========    ===========    ===========    ===========




                                   Page Three


                             NATIONAL SORBENTS, INC.
                       STATEMENTS OF SHAREHOLDERS' DEFICIT
                     For the Six Months Ended June 30, 2002
                                   (Unaudited)



                                                            Par Value, $0.001
                                  ----------------------------------------------------------------------

                                       Common       Additional Paid     Accumulated
                                       Stock          In Capital          Deficit             Total
                                  ---------------   ---------------   ---------------    ---------------

Balance as of December 31, 2001   $        13,131   $     5,534,368   $    (7,353,874)   $    (1,806,375)

Stock Exchanged for Debt                      500           114,450              --              114,950

Common Stock Sales Proceeds                   110            54,890              --               55,000

Net Loss                                     --                --            (366,618)          (366,618)
                                  ---------------   ---------------   ---------------    ---------------

Balance as of June 30, 2002       $        13,741   $     5,703,708   $    (7,720,492)   $    (2,003,043)
                                  ===============   ===============   ===============    ===============



                                                         Common
                                                         Stock
                                                    ---------------

Balance as of December 31, 2001                          13,131,472

Stock Exchanged for Debt                                    500,000

Common Stock Sales                                          110,000
                                                    ---------------

Balance as of June 30, 2002                              13,741,472
                                                    ===============





                                    Page Four

                             NATIONAL SORBENTS, INC.
                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 AND 2001
                                   (Unaudited)


                                                         2002           2001
                                                     -----------    -----------

Net Income (Loss)                                    $  (366,618)   $  (352,259)

Adjustments to reconcile net income
   to net cash

Cash Flows From Operating Activities
  Depreciation and Amortization                           20,175         15,291
  Changes in Assets and Liabilities
     (Increase) Decrease in Accounts Receivable           35,947         49,664
     (Increase) Decrease in Inventories                  (31,175)         3,287
     (Increase) Decrease in Prepaid Expenses                --            1,459
     (Increase) Decrease in Other Assets                  57,138        (33,887)
     (Decrease) Increase in Accounts Payable             (86,233)      (318,212)
     (Decrease) Increase in Accrued Liabilities           (8,811)       (33,653)
                                                     -----------    -----------
Net Cash Flows From Operating Activities                (379,577)      (668,310)
                                                     -----------    -----------


Cash Flows From Investing Activities
  Repurchase of Land and Building                     (1,550,000)          --
  Purchase of Equipment                                  (20,000)        (2,875)
  Deposits on Equipment                                 (750,000)          --
  Proceeds from Sale Of Land and Building                   --        1,400,000
                                                     -----------    -----------
Net Cash Flows From Investing Activities              (2,320,000)     1,397,125
                                                     -----------    -----------


Cash Flows From Financing Activities
  Repayment of Debt                                     (206,677)      (982,002)
  Proceeds from Borrowings                             3,004,000        510,000
  Proceeds from Sale Of Common Stock                      55,000           --
                                                     -----------    -----------
Net Cash Flows From Financing Activities               2,852,323       (472,002)
                                                     -----------    -----------



Net Cash Increase (Decrease)                             152,746        256,813

Beginning Cash                                            12,317         12,716
                                                     -----------    -----------

Ending Cash                                          $   165,063    $   269,529
                                                     ===========    ===========





                                    Page Five

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

The Company has incurred operating losses aggregating $7,353,874 through the year ended December 31, 2001 and $366,618 for the six months ended June 30, 2002. The Company had negative working capital of $1,512,519 at June 30, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

Revenues declined $302,744, or 24%, to $952,196 from $1,254,940 and $106,863, or
17%, to $526,141 from $633,004 for the six and three months ended June 30, 2002 and 2001 respectively. The decline was primarily the result of a decrease in customer demand and the unavailability of raw materials as well as a downward adjustment in selling prices.

Cost of Revenues declined $165,045, or 17%, to $833,865 from $998,910 and $38,298, or 8%, to $472,252 from $510,550 for the six and three months ended June 30, 2002 and 2001 respectively. The decline was primarily the result of reduced volumes and manufacturing efficiencies.

Operating (selling, general and administrative) expenses decreased $173,575, or 29%, to $427,289 from $600,864 and $70,830, or 21%, to $261,116 from $331,946 for the six and three months ended June 30, 2001 and 2000 respectively. The changes were primarily the result of decreases in professional fees, salaries related to marketing activities, rent expense and administrative salaries.

Liquidity and Capital Resources

The Company has historically financed its operations through the sale of common stock and borrowings from individuals and banks.

During June 2001 the Company raised additional working capital through the sale and leaseback of the land and building used as the Company's principal place of business and operations. The land and building were subsequently repurchased during the second calendar quarter of 2002.

Included in deposits is $750,000 for the acquisition of and construction of manufacturing equipment to improve productive capacity and attain competitive cost efficiencies. The committed to machinery and equipment is expected to be installed, tested and in a productive manufacturing state near the end of third calendar quarter of 2002. The amount of commitments remaining at 6/30 was approximately $100,000.

During the second calendar quarter of 2002, the Company completed a major debt restructuring in which the funds necessary to provide additional working capital, the funds necessary to finance the manufacturing expansion, and the funds required to repurchase the land and building were provided.

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