Form 10KSB/A
period 2001-12-31
NATIONAL SORBENTS INC /NV/
filed 2002-11-20
CIK 1100980

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

NATIONAL SORBENTS, INC.


     Signature                      Title                            Date
     ---------                      -----                            ----

\s\ Daniel B. Jones         President and Director             November 20, 2002
-------------------


In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature                      Title                            Date
     ---------                      -----                            ----

\s\ Daniel B. Jones         President and Director             November 20, 2002
                            (Principal Executive Officer)

\s\ Leslie E. Jones         Exec. Vice President and Director  November 20, 2002

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



Clark, Shaefer, Hackett & Co.


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